Form 10-Q
period 1995-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 1995-05-12
CIK 808373

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q

[X]      Quarterly report pursuant to Section l3 or l5 (d) of the
Securities Exchange Act of l934
For the period ended March 31, 1995 or

[ ]      Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period _________________to______________.

Commission File Number 0-15442

                DEAN WITTER CORNERSTONE FUND IV
      (Exact name of registrant as specified in its charter)


                         New York                           13-3393597
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                   10048
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                          No

DEAN WITTER CORNERSTONE FUND IV

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                               March 31, 1995

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1995 (Unaudited) and December 31, 1994...........2

     Statements of Operations for the Quarters Ended
     March 31, 1995 and 1994 (Unaudited)........................3

     Statements of Cash Flows for the Quarters Ended
     March 31, 1995 and 1994 (Unaudited)........................4

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1995 and 1994
     (Unaudited)................................................5

     Notes to Financial Statements (Unaudited)................6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................9-12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................13





                                       DEAN WITTER CORNERSTONE FUND IV
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                          $113,710,133               $111,508,180
   Net unrealized gain on open contracts                           17,459,783                    268,291

   Total Trading Equity                                           131,169,916                111,776,471

   Interest receivable (DWR)                                          429,044                    434,153

   Total Assets                                                  $131,598,960               $112,210,624


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                           $  5,114,833              $   1,589,622
   Accrued management fees                                            435,887                    371,606
   Common administrative expenses payable                             397,020                    357,130

   Total Liabilities                                                5,947,740                  2,318,358


Partners' Capital

   Limited Partners (43,052.775 and
    46,994.002 Units, respectively)                               123,813,863                108,418,306
   General Partner (638.889 Units)                                  1,837,357                  1,473,960

   Total Partners' Capital                                        125,651,220                109,892,266

   Total Liabilities and Partners' Capital                       $131,598,960               $112,210,624


NET ASSET VALUE PER UNIT                                        $    2,875.86              $    2,307.07







                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                       DEAN WITTER CORNERSTONE FUND IV
                                          STATEMENTS OF OPERATIONS
                                              (Unaudited)





                                                                For the Quarters Ended March 31,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                               $  9,761,605         $ (2,832,819)
        Net change in unrealized                                 17,191,492              261,563

          Total Trading Results                                  26,953,097           (2,571,256)

        Interest Income (DWR)                                     1,244,913              817,379

          Total Revenues                                         28,198,010           (1,753,877)


EXPENSES

        Brokerage commissions (DWR)                               1,294,926            1,511,970
        Management fees                                           1,126,941            1,288,570
        Transaction fees and costs                                   80,724              111,135
        Common administrative expenses                               39,890               49,128

          Total Expenses                                          2,542,481            2,960,803

NET INCOME (LOSS)                                               $25,655,529          $(4,714,680)









                               The accompanying footnotes are an integral part
                                       of these financial statements.



                                       DEAN WITTER CORNERSTONE FUND IV
                                          STATEMENTS OF CASH FLOWS
                                                (Unaudited)





                                                                For the Quarters Ended March 31,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $ 25,655,529         $ (4,714,680)
   Noncash item included in net income (loss):
        Net change in unrealized                                (17,191,492)            (261,563)
   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                     5,109              (43,718)
   Increase in operating liabilities:
        Accrued management fees                                      64,281               11,607
        Common administrative expenses payable                       39,890               49,128

   Net cash provided by (used for) operating activities           8,573,317           (4,959,226)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                 23,746           11,162,102
   Increase in redemptions payable                                3,525,211              619,254
   Redemptions of units                                          (9,920,321)          (3,584,527)

   Net cash provided by financing activities                     (6,371,364)           8,197,829


   Net increase in cash                                           2,201,953            3,237,603

   Balance at beginning of period                               111,508,180          124,788,050

   Balance at end of period                                    $113,710,133         $128,025,653









                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                       DEAN WITTER CORNERSTONE FUND IV
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Quarters Ended March 31, 1995 and 1994
                                                 (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1993                           45,526.304     $123,481,403      $1,719,227     $125,200,630

Continuous Offering                            4,198.897       11,162,102               -       11,162,102

Net Loss                                               -       (4,653,414)        (61,266)      (4,714,680)

Redemptions                                   (1,376.398)      (3,584,527)              -       (3,584,527)

Partners' Capital
  March 31, 1994                              49,348.803     $126,405,564      $1,657,961     $128,063,525



Partners' Capital
  December 31, 1994                           47,632.891     $108,418,306      $1,473,960     $109,892,266

Continuous Offering                               10.467           23,746               -           23,746

Net Income                                             -       25,292,132         363,397       25,655,529

Redemptions                                   (3,951.694)      (9,920,321)              -       (9,920,321)

Partners' Capital
  March 31, 1995                              43,691.664     $123,813,863      $1,837,357     $125,651,220













                                The accompanying footnotes are an integral part
                                         of these financial statements.


DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund IV (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.

2. Trading Managers
The trading managers who make all trading decisions for the Partnership are as follows:
                         John W. Henry & Co., Inc.
                         Sunrise Commodities, Inc.


3. Related Party Transactions
Both Demeter Management Corporation (the "General Partner") and the commodity broker Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

3.  Off-Balance Sheet Risk

The Partnership trades futures and forward contracts in interest rates, stock indices and currencies. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1995 open contracts were:

                                            Contract or
                                          Notional Amount
Foreign Futures and Forward
Currency Contracts
   Commitments to Purchase                  $468,937,000
   Commitments to Sell                      $537,404,000


The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statement of Financial Condition.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


The Partnership also has credit risk because the sole counterparty with respect to most of the Partnerships' assets is DWR. Under the guidelines of various regulatory agencies, DWR is required to maintain amounts it owes to its customers in segregated accounts.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either bank accounts or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.

Either of these market conditions could result in restrictions on redemptions.


Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests.

Results of Operations
For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading gains including interest income were $28,198,010. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund during the last two months of the quarter. During February, the majority of these gains recorded by the Partnership were due primarily to an increase in value of world currencies such as the German mark, Swiss and French franc and the Norwegian kroner relative to the U.S. and Canadian dollar. Trading losses from transactions involving the British pound and New Zealand dollar offset a portion of overall gains for the month. Trading gains were also recorded during March as a result of the continued downward trend in the value of the U.S. dollar versus the Japanese yen, German mark and Swiss franc. Additionally, smaller gains were recorded from transactions involving the French franc and Norwegian kroner. Small losses from transactions involving the British pound and New Zealand dollar offset a portion of overall gains for the Partnership during March. During the first month of the quarter, the Partnership posted net losses. The majority of the losses were the result of a decline in the value of the U.S. dollar that began in late December and continued into early January, resulting in losses from previously established positions. As the month progressed, the Partnership reversed positions only to experience additional losses when the U.S. dollar strengthened on January 31 in reaction to President Clinton's decision to support the Mexican peso. Total expenses for the period were $2,542,481, resulting in a net gain of $26,655,529. The value of an individual Unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,875.86 at March 31, 1995.

For the Quarter Ended March 31, 1994
For the quarter ended March 31, 1994, the Partnership's total trading losses and interest income were $1,753,877. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in this currency only Fund during January as a result of a reversal in the downward movement of the Japanese yen experienced during the fourth quarter of last year and in February as a result of transactions involving the U.S. dollar versus major European currencies, specifically the British pound, German mark and Spanish peseta. Trading gains in the Australian dollar in January and in the Canadian dollar during February offset a portion of the
Partnership's losses for the quarter.   Total  expenses  for the
period were $2,960,803, resulting in a net loss of $4,714,680. The value of an individual Unit in the Partnership decreased from $2,690.96 at December 31, 1993 to $2,595.07 at March 31, 1994.

PART II.   OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
                   (A)  Exhibits - None.
                   (B)  Reports on Form 8-K - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Dean Witter Cornerstone Fund IV
                                                    (Registrant)

                                            By: Demeter Management Corporation
                                                       (General Partner)

May 12, 1995                                By: /s/  Patti L. Behnke
                                                     Patti L. Behnke
                                                     Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.