Form 10-Q
period 1995-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 1995-08-11
CIK 808373

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                       PURSUANT TO RULE 901(d) OF REGULATION S-T

                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q

[X]      Quarterly report pursuant to Section l3 or l5 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995 or

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

Yes    X                          No

                                     DEAN WITTER CORNERSTONE FUND IV

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                June 30, 1995


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
     June 30, 1995 (Unaudited) and December 31, 1994............2

     Statements of Operations for the Quarters Ended
     June 30, 1995 and 1994 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 1995 and 1994 (Unaudited).........................4

     Statements of Cash Flows for the Six Months Ended
     June 30, 1995 and 1994 (Unaudited).........................5

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1995 and 1994
     (Unaudited)................................................6

     Notes to Financial Statements (Unaudited)...............7-10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............11-15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................16





                                       DEAN WITTER CORNERSTONE FUND IV
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                          $117,418,370              $111,508,180
   Net unrealized gain on open contracts                              636,257                   268,291

   Total Trading Equity                                           118,054,627               111,776,471

   Interest receivable (DWR)                                          408,226                   434,153

   Total Assets                                                  $118,462,853              $112,210,624


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                           $  1,593,631             $   1,589,622
   Accrued management fees                                            392,534                   371,606
   Common administrative expenses payable                             302,544                   357,130
   Accrued brokerage commissions (DWR)                                  7,200                         -
   Accrued transaction fees and costs                                     360                         -

   Total Liabilities                                                2,296,269                 2,318,358


Partners' Capital

   Limited Partners (41,071.733 and
    46,994.002 Units, respectively)                               114,387,240               108,418,306
   General Partner (638.889 Units)                                  1,779,344                 1,473,960

   Total Partners' Capital                                        116,166,584               109,892,266

   Total Liabilities and Partners' Capital                       $118,462,853              $112,210,624


NET ASSET VALUE PER UNIT                                        $    2,785.06             $    2,307.07




                           The accompanying footnotes are an integral part
                                   of these financial statements.

                                       DEAN WITTER CORNERSTONE FUND IV
                                          STATEMENTS OF OPERATIONS
                                                  (Unaudited)





                                                                 For the Quarters Ended June 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                            $  13,459,422           $(7,161,011)
        Net change in unrealized                              (16,823,526)            8,369,530

          Total Trading Results                                (3,364,104)            1,208,519

        Interest Income (DWR)                                   1,249,614               975,757

          Total Revenues                                       (2,114,490)            2,184,276


EXPENSES

        Management fees                                         1,222,016             1,261,301
        Brokerage commissions (DWR)                               466,867             1,351,253
        Transaction fees and costs                                 25,634                80,701
        Common administrative expenses                                  -                59,835
        Incentive fees                                                  -                 7,659

          Total Expenses                                        1,714,517             2,760,749

NET LOSS                                                    $  (3,829,007)        $    (576,473)

        Limited Partners                                       (3,770,994)             (568,869)
        General Partner                                           (58,013)               (7,604)
        Net loss per unit                                  $       (90.80)       $       (11.90)



                           The accompanying footnotes are an integral part
                                   of these financial statements.


                                       DEAN WITTER CORNERSTONE FUND IV
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                            $  23,221,027          $ (9,993,830)
        Net change in unrealized                                  367,966             8,631,093

          Total Trading Results                                23,588,993            (1,362,737)

        Interest Income (DWR)                                   2,494,527             1,793,136

          Total Revenues                                       26,083,520               430,399


EXPENSES

        Management fees                                         2,348,957             2,549,871
        Brokerage commissions (DWR)                             1,761,793             2,863,223
        Transaction fees and costs                                106,358               191,836
        Common administrative expenses                             39,890               108,963
        Incentive fees                                                  -                 7,659

          Total Expenses                                        4,256,998             5,721,552

NET INCOME (LOSS)                                           $  21,826,522        $   (5,291,153)

        Limited Partners                                       21,521,138            (5,222,283)
        General Partner                                           305,384               (68,870)
        Net income (loss) per unit                         $       477.99        $      (107.79)







                           The accompanying footnotes are an integral part
                                   of these financial statements.

                                       DEAN WITTER CORNERSTONE FUND IV
                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $ 21,826,522         $ (5,291,153)
   Noncash item included in net income (loss):
        Net change in unrealized                                  (367,966)          (8,631,093)

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                   25,927              (85,829)

   Increase (decrease) in operating liabilities:
        Accrued management fees                                     20,928               21,187
        Common administrative expenses payable                     (54,586)             108,964
        Accrued brokerage commissions (DWR)                          7,200                    -
        Accrued transaction fees and costs                             360                    -

   Net cash provided by (used for) operating activities         21,458,385          (13,877,924)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                               172,049           16,614,060
   Increase in redemptions payable                                   4,009              358,745
   Redemptions of units                                        (15,724,253)          (7,630,662)

   Net cash provided by (used for) financing activities        (15,548,195)           9,342,143


   Net increase (decrease) in cash                               5,910,190           (4,535,781)

   Balance at beginning of period                              111,508,180          124,788,050

   Balance at end of period                                   $117,418,370         $120,252,269




                           The accompanying footnotes are an integral part
                                   of these financial statements.

                                       DEAN WITTER CORNERSTONE FUND IV
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1995 and 1994
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1993                         46,526.304     $123,481,403      $1,719,227       $125,200,630

Continuous Offering                          6,360.951       16,614,060               -         16,614,060

Net Loss                                             -       (5,222,283)        (68,870)        (5,291,153)

Redemptions                                 (2,990.021)      (7,630,662)              -         (7,630,662)

Partners' Capital
  June 30, 1994                             49,897.234     $127,242,518      $1,650,357       $128,892,875



Partners' Capital
  December 31, 1994                         47,632.891     $108,418,306      $1,473,960       $109,892,266

Continuous Offering                             63.107          172,049               -            172,049

Net Income                                           -       21,521,138         305,384         21,826,522

Redemptions                                 (5,985.376)     (15,724,253)              -        (15,724,253)

Partners' Capital
  June 30, 1995                             41,710.622     $114,387,240      $1,779,344       $116,166,584





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

2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at Dean Witter Reynolds Inc. ("DWR") to be used as margin for trading and the net asset or liability related to unrealized gains on open contracts.

               DEAN WITTER CORNERSTONE FUND IV
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

3. Trading Managers
The trading managers who make all trading decisions for the Partnership are as follows:
                         John W. Henry & Co., Inc.
                         Sunrise Commodities, Inc.


4. Related Party Transactions
Both Demeter Management Corporation (the "General Partner") and the commodity broker DWR are wholly owned subsidiaries of Dean Witter, Discover & Co ("DWDC"). The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

5.  Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices and currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these

              DEAN WITTER CORNERSTONE FUND IV
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts, including interest rate volatility. At June 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $  6,858,000
   Commitments to Sell                   $ 18,776,000
Off Exchange Traded Contracts:
 Forward Currency Contracts:
   Commitments to Purchase               $179,208,000
   Commitments to Sell                   $131,669,000


A portion of the amounts indicated as off-balance sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $636,257 at June 30, 1995. Of the $636,257 net unrealized gain on open contracts as of June 30, 1995, ($47,687) related to exchange traded futures contracts and $683,944 related to off-exchange traded forward currency contracts.

              DEAN WITTER CORNERSTONE FUND IV
         NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Exchange Traded Futures Contracts held by the Partnership at June
30, 1995 mature through September 1995.  Off Exchange Traded
Forward Currency Contracts held by the Partnership at June 30, 1995 mature through August 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts. With respect to the Partnership's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

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


Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and exchanges of Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests.

Results of Operations
For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading losses including interest income were $2,114,490. During the second quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in this currency only Fund during May as a result of a reversal in the downward price trend of the U.S. dollar versus the major European currencies and the Japanese yen. The majority of these losses were recorded from transactions involving the German mark, French franc, Norwegian kroner and Japanese yen. Smaller losses in June compounded the Partnership's overall losses for the quarter due to small losses recorded in transactions involving the Japanese yen, French franc and British pound. In April, gains recorded from transactions involving the Japanese yen, Australian and New Zealand dollars and the Spanish peseta helped to offset a portion of the losses that followed in May and June. Total expenses for the period were $1,714,517, resulting in a net loss of $3,829,007. The value of an individual Unit in the Partnership decreased from $2,875.86 at March 31, 1995 to $2,785.06 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading gains including interest income were $26,083,520. During the first six months, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during March as a result of the increased value in world currencies versus the U.S. and Canadian dollars. The majority of the gains recorded in March were from transactions involving the Japanese yen, German mark and Swiss franc. Additional gains were the result of trading involving the French franc and Norwegian kroner. In February, gains were also recorded from transactions involving the German mark, Swiss and French francs and the Norwegian kroner both versus the U.S. dollar and in crossrate trading versus the Canadian dollar. Small gains were recorded in April, as the downward trend in the U.S. dollar continued and the Partnership was able to experience gains from transactions involving the Japanese yen, Australian and New Zealand dollars and Spanish peseta. However, the Partnership began the year with losses as a result of a volatile but trendless currency environment throughout January. In May, the Partnership also sustained losses in trading as a result of a reversal in the U.S. dollar from its previous decline against the major world currencies, primarily the German mark, French franc, Norwegian kroner and Japanese yen. Losses were also experienced in crossrate trading versus the Canadian, New Zealand and Australian dollars. The short-term choppy environment that followed this reversal continued into June and resulted in losses from transactions involving the Japanese yen, British pound and French franc. Total expenses for the period were $4,256,998, resulting in net income of $21,826,522. The value of an individual Unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,785.06 at June 30, 1995.

For the Quarter and Six Months Ended June 30, 1994
For the quarter ended June 30, 1994, the Partnership's total trading revenues and interest income were $2,184,276. During the second quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund during June as a result of the U.S. dollar's decline versus most major European currencies. The majority of these gains resulted from long positions in the Swiss franc and German mark. Additional gains were recorded in the French franc and British pound. A sudden increase in the value of the U.S. dollar versus most global currencies on April 5th followed by trendless market conditions resulted in losses for the Partnership during the first two months of the quarter. Total expenses for the period were $2,760,749, resulting in a net loss of $576,473. The value of an individual Unit in the Partnership decreased from $2,595.07 at March 31, 1994 to $2,583.17 at June 30, 1994.

For the six months ended June 30, 1994, the Partnership's total trading gains including interest income were $430,399. During the first six months, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in this currency only Fund during January as a result of short-term volatility in the value of the Japanese yen and in February as a result of transactions involving the U.S. dollar versus major European currencies, specifically the British pound. Trading gains in the Australian dollar in January and in the Canadian dollar during February coupled with gains in the Swiss franc and German mark during June offset a portion of the Partnership's losses for the period. Total expenses for the period were $5,721,552, resulting in a net loss of $5,291,153. The value of an individual Unit in the Partnership decreased from $2,690.96 at December 31, 1993 to $2,583.17 at June 30, 1994.

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




                                          Dean Witter Cornerstone Fund IV
                                                   (Registrant)

                                          By: Demeter Management Corporation
                                                   (General Partner)

August 11, 1995                           By: /s/  Patti L. Behnke
                                                   Patti L. Behnke
                                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.