Form 10-Q
period 1995-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 1995-11-14
CIK 808373

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995 or

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

                                                  September 30, 1995

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1995 (Unaudited) and December 31, 1994.......2

     Statements of Operations for the Quarters Ended
     September 30, 1995 and 1994 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1995 and 1994
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited)....................6

     Notes to Financial Statements...........................7-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............12-18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................19










                                            DEAN WITTER CORNERSTONE FUND IV
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                       September 30,              December 31,
                                                                           1995                       1994

                                                                        (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                                $113,854,995                 $111,508,180
   Net unrealized gain (loss) on open contracts                          (1,920,170)                     268,291

   Total Trading Equity                                                 111,934,825                  111,776,471

Interest receivable (DWR)                                                   415,405                      434,153

   Total Assets                                                        $112,350,230                 $112,210,624


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                 $  1,652,921                $   1,589,622
   Accrued management fees                                                  372,338                      371,606
   Common administrative expenses payable                                   267,788                      357,130
   Accrued brokerage commissions (DWR)                                        8,244                            -
   Accrued transaction fees and costs                                           412                            -

   Total Liabilities                                                      2,301,703                    2,318,358


Partners' Capital

   Limited Partners (37,238.585 and
    46,994.002 Units, respectively)                                     108,192,310                  108,418,306
   General Partner (638.889 Units)                                        1,856,217                    1,473,960

   Total Partners' Capital                                              110,048,527                  109,892,266

   Total Liabilities and Partners' Capital                             $112,350,230                 $112,210,624


NET ASSET VALUE PER UNIT                                              $    2,905.38                $    2,307.07





                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND IV
                                               STATEMENTS OF OPERATIONS
                                                         (Unaudited)





                                                                      For the Quarters Ended September 30,

                                                                         1995                    1994
REVENUES
   Trading profit (loss):
        Realized                                                   $  8,042,836            $  6,372,740
        Net change in unrealized                                     (2,556,427)            (12,808,796)

           Total Trading Results                                      5,486,409              (6,436,056)

   Interest Income (DWR)                                              1,266,900               1,081,606

           Total Revenues                                             6,753,309              (5,354,450)


EXPENSES

   Management fees                                                    1,152,626               1,221,943
   Brokerage commissions (DWR)                                          646,423               1,291,480
   Transaction fees and costs                                            39,831                  72,830
   Common administrative expenses                                             -                  59,835

           Total Expenses                                             1,838,880               2,574,088

NET INCOME (LOSS)                                                  $  4,914,429           $  (7,928,538)

   Limited Partners                                                   4,837,556              (7,827,986)
   General Partner                                                       76,873                (100,552)

                                                                   $  4,914,429           $  (7,928,538)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                               $     120.32           $      (157.39)
   General Partner                                                $     120.32           $      (157.39)

                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND IV
                                               STATEMENTS OF OPERATIONS
                                                       (Unaudited)





                                                                    For the Nine Months Ended September 30,

                                                                         1995                    1994
REVENUES
   Trading profit (loss):
        Realized                                                 $  31,263,863             $ (3,621,091)
        Net change in unrealized                                    (2,188,461)              (4,177,702)

           Total Trading Results                                    29,075,402               (7,798,793)

   Interest Income (DWR)                                             3,761,427                2,874,742

           Total Revenues                                           32,836,829               (4,924,051)


EXPENSES

   Management fees                                                   3,501,583                3,771,814
   Brokerage commissions (DWR)                                       2,408,216                4,082,703
   Transaction fees and costs                                          146,189                  264,666
   Common administrative expenses                                       39,890                  168,798
   Incentive fees                                                            -                    7,659

           Total Expenses                                            6,095,878                8,295,640

NET INCOME (LOSS)                                                $  26,740,951           $  (13,219,691)

   Limited Partners                                                 26,358,694              (13,050,269)
   General Partner                                                     382,257                 (169,422)

                                                                 $  26,740,951           $  (13,219,691)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                             $       598.31           $      (265.18)
   General Partner                                              $       598.31           $      (265.18)



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND IV
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1995 and 1994
                                                      (Unaudited)




                                                  Units of
                                                 Partnership          Limited           General
                                                  Interest           Partners           Partner            Total
Partners' Capital
  December 31, 1993                              46,526.304      $123,481,403        $1,719,227        $125,200,630

Continuous Offering                               7,765.160        20,104,852                 -          20,104,852

Net Loss                                                  -       (13,050,269)         (169,422)        (13,219,691)

Redemptions                                      (4,858.272)      (12,171,695)                -         (12,171,695)

Partners' Capital
  September 30, 1994                             49,433.192      $118,364,291        $1,549,805        $119,914,096



Partners' Capital
  December 31, 1994                              47,632.891      $108,418,306        $1,473,960        $109,892,266

Continuous Offering                                  67.000           182,947                 -             182,947

Net Income                                                -        26,358,694           382,257          26,740,951

Redemptions                                      (9,822.417)      (26,767,637)                -         (26,767,637)

Partners' Capital
  September 30, 1995                             37,877.474      $108,192,310        $1,856,217        $110,048,527






                                 The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND IV
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)





                                                                    For the Nine Months Ended September 30,

                                                                         1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ 26,740,951           $(13,219,691)
Noncash item included in net income (loss):
        Net change in unrealized                                        2,188,461              4,177,702

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                          18,748               (124,595)

   Increase (decrease) in operating liabilities:
        Accrued management fees                                               732                 (6,984)
        Common administrative expenses payable                            (89,342)               (51,231)
        Accrued brokerage commissions (DWR)                                 8,244                      -
        Accrued transaction fees and costs                                    412                      -

Net cash provided by (used for) operating activities                   28,868,206             (9,224,799)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                      182,947             20,104,852
   Increase in redemptions payable                                         63,299                886,051
   Redemptions of units                                               (26,767,637)           (12,171,695)

Net cash provided by (used for) financing activities                  (26,521,391)             8,819,208

Net increase (decrease) in cash                                         2,346,815               (405,591)

Balance at beginning of period                                        111,508,180            124,788,050

Balance at end of period                                             $113,854,995           $124,382,459





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

The General Partner for the Partnership is Demeter Management
Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR").

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interest.

                               DEAN WITTER CORNERSTONE FUND IV
                           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.


3. Trading Managers

The trading managers who make all trading decisions for the Partnership are as follows:
                           John W. Henry & Co., Inc.
                           Sunrise Commodities, Inc.


4. Related Party Transactions
Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

                         DEAN WITTER CORNERSTONE FUND IV
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices and currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $  8,870,000
   Commitments to Sell                   $ 12,604,000
Off Exchange Traded Contracts:
 Forward Currency Contracts:
   Commitments to Purchase               $224,350,000
   Commitments to Sell                   $222,159,000


A portion of the amounts indicated as off-balance sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                          DEAN WITTER CORNERSTONE FUND IV
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The unrealized gains and losses on open contracts are reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled ($1,920,170) at September 30, 1995. Of the $1,920,170 net unrealized loss on open contracts as of September 30, 1995, ($220,865) related to exchange traded futures contracts and ($1,699,305) related to off-exchange traded forward currency contracts.


Exchange Traded Futures Contracts held by the Partnership at
September 30, 1995 mature through December 1995.  Off Exchange
Traded Forward Currency Contracts held by the Partnership at
September 30, 1995 mature through October 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty with respect to most of the Partnership's assets is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account

                           DEAN WITTER CORNERSTONE FUND IV
                      NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gains or losses on all open futures contracts, which funds totalled $113,634,130 at September 30, 1995. With respect to the Partner-ship's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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


Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and the General Partner monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. The General Partner may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.

Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise the General Partner. With respect to forward contract trading, the Partnership trades with only those counterparties which the General Partner, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, the General Partner and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and the General Partner monitor creditworthiness and risk involved in dealing on the various exchanges and with counter-parties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.

Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and exchanges of Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $6,753,309. During the third quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund from transactions involving the Japanese yen.
As a result of a downward trend in the value of the Japanese yen relative to the U.S. dollar between early July and mid-September, the Partnership was able to record net profits for the quarter. Smaller gains were recorded from transactions involving the Singapore dollar and Malaysian ringgit during August and September, as these currencies declined in value making short positions profitable. The Partnership recorded losses as the downward trend in the German mark, French franc and Swiss franc, which began in early August, abruptly reversed in mid-September. In addition, continued choppiness in the value of the Spanish peseta, British pound, Australian dollar and New Zealand dollar resulted in smaller losses to the partnership. These losses offset a portion of the Partnership's overall gains experienced during the quarter. Total expenses for the period were $1,838,880, resulting in a net gain of $4,914,429. The value of an individual Unit in the Partnership increased from $2,785.06 at June 30, 1995 to $2,905.38 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $32,836,829. During the first three quarters of the year, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February, March and April as a result of the increased value in world currencies versus the U.S. and Canadian dollars. The majority of the gains recorded in March were from transactions involving the Japanese yen, German mark and Swiss and French francs. This upward trend in foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in gains for the Partnership's short yen positions. The Partnership did experience losses in trading as a result of a trendless, but volatile, environment in major world currency values between May and September. As a result, losses were recorded from transactions involving the British pound and Spanish peseta, as well as the Australian and New Zealand dollars. Additionally, a portion of the gains recorded earlier in the year from transactions involving the German mark, Swiss franc and French franc was given back due to the above mentioned trend reversal and volatility in the third quarter. Together, these losses offset a portion of the Partnership's overall gains experienced in the first three quarters of the year. Total expenses for the period were $6,095,878, resulting in net income of $26,740,951. The value of an individual Unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,905.38 at September 30, 1995.


For the Quarter and Nine Months Ended September 30, 1994
For the quarter ended September 30, 1994, the Partnership's total trading losses net of interest income were $5,354,450. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in this currency only Fund during July and August as a result of the U.S. dollar's sudden strengthening versus most major currencies. The majority of these losses resulted from transactions involving the Japanese yen, Swiss franc and German mark. Additional losses were recorded in the French franc and British pound. Total expenses for the period were $2,574,088, resulting in a net loss of $7,928,538. The value of an individual Unit in the Partnership decreased from $2,583.17 at June 30, 1994 to $2,425.78 at September 30, 1994.

For the nine months ended September 30, 1994, the Partnership's total trading losses net of interest income were $4,924,051.
During the first nine months, the Partnership posted a loss in Net Asset Value per Unit as a result of overall trendless movement in the value of foreign currencies versus the U.S. dollar and one another. The Partnership's most significant losses during this period resulted from transactions involving the Japanese yen due to volatile short-term movement of the yen versus the U.S. dollar and major European currencies. The Partnership recorded smaller losses during this period from transactions involving the British pound. Gains recorded from trading other European currencies, specifically the Swiss franc, German mark and French franc, coupled with profits from Canadian dollar transactions, reduced overall Fund losses for the first nine months of the year. Total expenses for the period were $8,295,640, resulting in a net loss of $13,219,691. The value of an individual Unit in the Partnership decreased from $2,690.96 at December 31, 1993 to $2,425.78 at September 30, 1994.

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




                                  Dean Witter Cornerstone Fund IV
                                       (Registrant)

                                  By: Demeter Management Corporation
                                        (General Partner)

November 13, 1995                 By: /s/  Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.