Form 10-K
period 1995-12-31
WITTER DEAN CORNERSTONE FUND IV
filed 1996-03-29
CIK 808373

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549
                                                  FORM 10-K
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995 or

[ ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period ___________to _________________.
Commission File Number 0-15442

                                       DEAN WITTER CORNERSTONE FUND IV

(Exact name of registrant as specified in its Limited Partnership Agreement)

                 NEW YORK                                 13-3393597
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                      Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, N.Y. - 62nd Flr.          10048
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                  Name of each exchange
                                                     on which registered

                 None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                                    Units of Limited Partnership Interest

                                              (Title of Class)


                                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X        No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $105,103,304.56 at January 31, 1996.

                                     DOCUMENTS INCORPORATED BY REFERENCE
                                                (See Page 1)

                                   DEAN WITTER CORNERSTONE FUND IV
                                 INDEX TO ANNUAL REPORT ON FORM 10-K
                                          DECEMBER 31, 1995


                                                                 Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . .  1


Part I .

    Item      1.  Business. . . . . . . . . . . . . . . . . . . . . . .  2-3

    Item      2.  Properties. . . . . . . . . . . . . . . . . . . . . .    4

    Item      3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 4

    Item      4.  Submission of Matters to a Vote of Security Holders . .  4

Part II.

    Item      5.  Market for the Registrant's Partnership Units and
                  Related Security Holder Matters . . . . . . . . . . . .  5

    Item      6.  Selected Financial Data . . . . . . . . . . . . . . . .  6

    Item      7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . .7-11

    Item      8.  Financial Statements and Supplementary Data. . . . . . . 11

    Item      9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure. . . . . . . . . . .11


Part III.

    Item     10.  Directors, Executive Officers, Promoters and
                  Control Persons of the Registrant . . . . . . . . . .12-15

    Item     11.  Executive Compensation . . . . . . . . . . . . . . . .  15

    Item     12.  Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . . .  15

    Item     13.  Certain Relationships and Related Transactions . . . .  16

Part IV.

    Item     14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K . . . . . . . . . . . . . . . . . . 17

    /TABLE

                                 DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:

        Documents Incorporated                           Part of Form 10-K

         Partnership's Registration Statement                      I
         on Form S-1, File No. 2-88587, as
         amended (including the Partnership's
         latest Prospectus dated May 2, 1994)
         together with the Supplement to
         Prospectus and Disclosure Document
         dated August 7, 1995

         Partnership Annual Report Form                           IV
         10-K for the fiscal year ended
         December 31, 1987, File No. 0-15442

         December 31, 1995 Annual Report                        II & IV
         for the Dean Witter Cornerstone Funds
         II, III, and IV



                                               PART I
Item 1.  BUSINESS
         (a) General Development of Business. Dean Witter Cornerstone Fund IV (the "Partnership") is a New York limited partnership formed to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies.
         The Partnership's net asset value per unit, as of December 31, 1995, was $2,836.73, representing an increase of 22.96 percent from the net asset value of $2,307.07 at December 31, 1994.
         (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
         (c) Narrative Description of Business. The Partnership is in the business of speculative trading in commodity futures contracts and other commodity interests, pursuant to trading instructions provided by independent trading advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's Prospectus, dated May 2, 1994 together with the Supplement to Prospectus and Disclosure Document dated August 7, 1995 (the "Supplement"), filed as part of the Registration Statement on Form S-1
(see "Documents Incorporated by Reference" Page 1), set forth on the next page.

          Facets of Business
   1.  Summary                       1.   "Summary of the Prospectus"
                                         (Pages 3-12 of the Prospectus
                                          and Page 1 of the Supplement).

  2.  Commodity Markets             2.   "The Commodities Markets"
                                          (Pages 164-172).

  3.  Partnership's Commodity       3.   "Trading Policies" (Pages
      Trading Arrangements and            62-64) and "The Trading
      Policies                            Managers" (Pages 73-74 and
                                          146-156 of the Prospectus
                                          and Pages 13-14 and Pages
                                          T-17 and T-18 of the
                                          Supplement).

 4.  Management of the Partner-       4.   "The Cornerstone Funds" (Pages 30-
     ship 61). "The General Partner" Pages 160-162 of the Prospectus and Page 14 of the Supplement and "The
                                            Commodity Broker" (Pages 162-164).
                                           "The Limited Partnership Agreements"
                                           (Pages 174-178).

  5.  Taxation of the Partnership's   5.   "Federal Income Tax
       Limited Partners                      Aspects" and "State and
                                             Local Income Tax Aspects"
                                            (Pages 182-189).


(d)      Financial Information About Foreign and Domestic Operations and
         Export Sales.

    The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party.

Item 2.  PROPERTIES

         The executive and administrative offices are located within the offices of Dean Witter Reynolds Inc. ("DWR"). The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New
York, NY 10048.
Item 3.  LEGAL PROCEEDINGS
         The General Partner, Demeter Management Corporation ("Demeter"), is not aware of any material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                               PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1995 was approximately 11,391. No distributions have been made by the Partnership since it commenced operations on May 1, 1987. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.
         Limited Partnership Units were registered for sale to the public in certain Canadian provinces.

Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                                For the Years Ended December 31,
                                         1995               1994               1993             1992             1991




Total Revenues
(including interest)                    31,756,524        (8,045,411)          (679,994)        20,756,499       33,411,638


Net Income (Loss)                       24,196,319       (18,909,651)       (14,283,394)        10,531,651       22,775,770


Net Income (Loss)
Per Unit (Limited
& General Partners)                         529.66           (383.89)           (270.10)            278.32           673.46


Total Assets                           105,362,851       112,210,624        127,032,391        109,126,365       94,940,630


Total Limited Partners'
Capital                                101,854,654       108,418,306        123,481,403        102,678,152       89,203,676


Net Asset Value Per
Unit of Limited
Partnership Interest                      2,836.73          2,307.07           2,690.96           2,961.06         2,682.74


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, the commodity broker, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
         The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
         There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.
         Either of these market conditions could result in restrictions on redemptions.
      Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership
(market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset commodity interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisors and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreements) override the trading instructions of a Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
         Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the credit-worthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and Demeter monitor credit-worthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
         Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.
         Results of Operations. As of December 31, 1995, the Partnership's total capital was $103,667,011, a decrease of $6,225,255 from the Partnership's total capital of $109,892,266 at December 31, 1994. For the year ended December 31, 1995, the Partnership generated net income of

$24,196,319, total subscriptions aggregated $212,691 and total redemptions aggregated $30,634,265.
         For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $31,756,524. The Partnership's total expenses for the year were $7,560,205, resulting in net income of $24,196,319. The value of an individual unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,836.73 at December 31, 1995.
          As of December 31, 1994, the Partnership's total capital was $109,892,266, a decrease of $15,308,364 from the Partnership's total
capital of $125,200,630 at December 31, 1993.   For the year ended
December 31, 1994, the Partnership incurred a net loss of $18,909,651, total subscriptions aggregated $20,753,129 and total redemptions aggregated $17,151,842.
         For the year ended December 31, 1994, the Partnership's total trading losses net of interest income were $8,045,411. The Partnership's total expenses for the year were $10,864,240, resulting in a net loss of $18,909,651. The value of an individual unit in the Partnership decreased from $2,690.96 at December 31, 1993 to $2,307.07 at December 31, 1994.
         As of December 31, 1993, the Partnership's total capital was $125,200,630, an increase of $21,176,568 from the Partnership's total capital of $104,024,062 at December 31, 1992. For the year ended December 31, 1993, the Partnership incurred a net loss of $14,283,394, total subscriptions aggregated $46,450,637 and total redemptions aggregated $10,990,675.

         For the year ended December 31, 1993, the Partnership's total trading losses net of interest income were $679,994. The Partnership's total expenses for the year were $13,603,400, resulting in a net loss of $14,283,394. The value of an individual unit in the Partnership decreased from $2,961.06 at December 31, 1992 to $2,690.96 at December 31, 1993.

         The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of trading results refer to the letter to the Limited Partners in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         The information required by this Item appears in the attached 1995 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
         Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by Dean Witter, Discover & Co. ("DWD") and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds, Inc.
         DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock
Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
         DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 350 branch offices with approximately 8,500 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
         The directors and officers of Demeter as of December 31, 1995 are as follows:
         Richard M. DeMartini, age 43, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of DWFCM, a registered commodity trading advisor. Mr.
DeMartini has served as President and Chief Operating Officer of Dean
Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years.
Mr. DeMartini has extensive experience in the securities industry, he has no experience in commodity interests trading.
         Mark Hawley, age 52, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 as Senior Vice President and Director of DWR's Managed Futures and Precious Metals Division. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr.
Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Co.
         Lawrence Volpe, age 48, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September
1983, and currently holds those positions.  From July 1979 to September
1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the position of First Vice President and Assistant

Controller.  From 1970 to July 1979, he was associated with Arthur
Anderson & Co. and prior to his departure he served as audit manager in the financial services division.
         Joseph G. Siniscalchi, age 50, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Financial Markets Division of DWR.  From February 1980 to July
1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers
Kuhn Loeb, Inc.
         Laurence E. Mollner, age 54, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial
Sales.   He is currently Executive Vice President and Deputy Director of the Futures Markets Division of DWR.
         Edward C. Oelsner, III, age 53, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
         Robert E. Murray, age 35, is a Director of Demeter. Mr. Murray is currently a First vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1993 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.

         Patti L. Behnke, age 35, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in April 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from September 1986 to August 1988, she was associated with Carteret Savings Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen &
Co.
Item 11.  EXECUTIVE COMPENSATION
         The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1995 there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
         (b) Security Ownership of Management - At December 31, 1995, Demeter owned 638.889 Units of General Partnership Interest in the Partnership representing a 1.75 percent interest in the Partnership.
         (c)     Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership) of $2,776,225 for the year ended December 31, 1995.

                                               PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)      1. Listing of Financial Statements
         The following financial statements and reports of independent public accountants, all appearing in the accompanying 1995 Annual Report to Partners, are incorporated by reference in this Form 10-K:
     - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1995, 1994 and 1993.

     -       Statements of Financial Condition as of December 31, 1995 and
             1994.

     - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     -       Notes to Financial Statements.
     With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the 1995 Annual Report to Partners is not deemed to be filed with this report.
         2.  Listing of Financial Statement Schedules
         No financial statement schedules are required to be filed with this report.
(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)      Exhibits
         Refer to Exhibit Index on Page E-1.

                                                 SIGNATURES

         Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEAN WITTER CORNERSTONE FUND IV
                                                  (Registrant)

                                          BY:  Demeter Management Corporation,
                                                  General Partner

March 21, 1996                            BY: /s/ Mark J. Hawley
                                                  Mark J. Hawley, Director and
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                     March 21, 1996
            Mark J. Hawley, Director and
              President

    /s/  Richard M. DeMartini                               March 21, 1996
            Richard M. DeMartini, Director
              and Chairman of the Board


    /s/  Lawrence Volpe                                     March 21, 1996
            Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                March 21, 1996
            Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                              March 21, 1996
            Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                              March 21, 1996
            Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                   March 21, 1996
            Robert E. Murray, Director


    /s/  Patti L. Behnke                                    March 21, 1996
            Patti L. Behnke, Chief Financial
              Officer

                                                EXHIBIT INDEX

         Item                                          Method of Filing



-  3.    Limited Partnership Agreement of
         the Partnership, dated as of
         December 7, 1983, as amended as                                (1)
         of May 11, 1984.

- 10.    Management Agreement among the
         Partnership, Demeter Management
         Corporation and John W. Henry and
         Co. Inc dated as of May 1, 1987.                               (2)

- 10.    Management Agreement among the
         Partnership, Demeter Management
         Corporation and Sunrise Commodities
         Inc. dated as of May 1, 1987.                                  (3)

- 10.    Dean Witter Cornerstone Funds
         Exchange Agreement, dated as of
         May 31, 1984.                                                  (4)

- 10.    Customer Agreement Between the Partnership
         and Dean Witter Reynolds Inc., dated as of
         May 31, 1984.                                                  (5)

- 13.    December 31, 1995 Annual Report to Limited Partners.           (6)



(1) Incorporate by reference to Exhibit 3.01 to Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 10.01 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(3) Incorporated by reference to Exhibit 10.02 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4) Incorporated by reference to Exhibit 10.04 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(5) Incorporated by reference to Exhibit 10.05 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(6)      Filed herewith.

    Cornerstone
    Funds




    December 31, 1995
    Annual Report


                                                              [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
NEW YORK, NY 10048
TELEPHONE (212) 392-8899

CORNERSTONE FUNDS
ANNUAL REPORT
1995

Dear Limited Partner:

This marks the eleventh annual report for Cornerstone Funds II and III and the ninth for Cornerstone Fund IV. The Net Asset Value per Unit for the three Cornerstone Funds on December 31, 1995 was as follows:

                                                                                               % CHANGE
 FUNDS                              N.A.V.                                                     FOR 1995
 -----                             ---------                                                   --------
Fund II                            $2,830.65                                                    26.5%
Fund III                           $2,508.68                                                    27.5%
Fund IV                            $2,836.73                                                    23.0%

Cornerstone Fund IV, the currency Fund, recorded net losses during January as a decline in the value of the U.S. dollar relative to most major world currencies resulted in losses. As January progressed, the advisors to the Fund reversed positions only to experience additional losses when the U.S. dollar strengthened sharply on January 31. Significant gains were recorded during February and March due to a trend higher in the value of the Japanese yen and most major European currencies relative to the U.S. dollar. As a result, trading gains were recorded from long positions in the Japanese yen, German mark, as well as the Swiss and French francs and Norwegian krone.

In April, Fund IV continued to record gains from the upward trend in the value of the Japanese yen relative to the U.S. dollar, as well as from transactions involving the Australian and New Zealand dollars. A reversal in the downward trend in the value of the U.S. dollar versus most major European currencies and the Japanese yen during May resulted in losses from transactions involving the German mark, French franc, Norwegian krone and

Japanese yen. In June, small losses were recorded from transactions involving the Japanese yen, British pound and French franc as the value of most major world currencies moved in a trendless range versus the U.S. dollar and one another. These losses were partially offset by gains from trading in the German mark and Australian dollar.

During July, Fund IV sustained losses as most foreign currencies, particularly the Australian and New Zealand dollars, as well as the German mark, continued to move in a trendless pattern relative to the U.S. dollar and one another. Trading gains were recorded during August as the Fund's previously established short positions in the Japanese yen profited from a sharp downward move in the value of the Japanese yen relative to the U.S. dollar. During September, the Fund recorded small net losses primarily as a result of a reversal in an upward move in the value of the U.S. dollar relative to most major European currencies, as well as the Japanese yen, on September 20 and 21. This sudden reversal resulted in losses from transactions involving the German mark, French franc and British pound. However, gains recorded from trading in the Japanese yen earlier in the month, offset a majority of Fund losses for the month.

Fund IV began the fourth quarter by recording net gains as the Fund's short yen positions profited from the continued decline of the Japanese yen relative to the U.S. dollar. Net losses were recorded during November due primarily to trendless movement in the value of world currencies, particularly the Australian dollar, German mark and French franc, relative to the U.S. dollar. Trading in the Japanese yen also resulted in losses as the previous downward trend in the value of the yen versus the U.S. dollar subsided during the month. During December, Fund IV recorded small net losses as the value of the British pound relative to the U.S. dollar moved sharply higher late in the month. As a result, losses were recorded from the Fund's previously established short British pound positions. Trading gains from transactions involving the Japanese yen and German mark offset a majority of the losses experienced in the British pound.

Cornerstone Fund II, a diversified fund, recorded losses during January as a result of the aforementioned currency activity, as well as from trading in financial and agricultural futures. Fund II profited significantly during February and March as the value of most major world currencies relative to the U.S. dollar increased, resulting in profits for the Fund's long positions in major European currencies, as well as the Japanese yen. Additional gains were recorded from long positions in global bond futures positions as prices moved higher during this period as well as in crude oil futures trading.

In April, a continued upward trend in global financial futures prices resulted in gains for Fund II's previously established long stock index and bond futures positions. Additional gains were recorded for the Fund's long Japanese yen positions as the value of the yen continued to move higher versus the U.S. dollar. Small net losses were recorded during May as trading losses in traditional commodities, such as energy, agricultural and metals futures, as well as in currencies, more than offset gains recorded from long positions in global financial futures. During June, Fund II recorded small net losses as the previous upward trend in international interest rate futures prices pulled back during the month. These losses, coupled with smaller losses in the currency and agricultural futures markets, offset gains recorded in the energy and coffee futures markets.

During July, Fund II posted net losses as a result of trading in both U.S. and international bond futures. Additional Fund losses were recorded in the currency markets as the value of most major world currencies moved in a narrow trading range relative to the U.S. dollar and one another. During August, losses were recorded in global bond futures, particularly in U.S. Treasury bond futures, as bond futures prices experienced a period of short-term volatile movement. These losses, coupled with losses recorded in soft commodities and silver futures, more than offset gains recorded from transactions involving the Japanese yen. Fund II also recorded losses in September due primarily to erratic price movement in global interest rate and stock index futures. Losses were also recorded in energy futures trading, as oil and gas prices reversed dramatically, and in metals futures trading, as both precious and base metals prices remained relatively trendless.

Small net losses were recorded during October as trendless price movement was commonplace in several of the markets traded by the Fund, including cotton, crude oil and overseas interest rate futures. However, trading profits were recorded from short Japanese yen positions, as well as from trading in the agricultural and metals markets. During November, profits were recorded as global bond futures prices increased during the month, resulting in gains in U.S., European and Japanese interest rate futures. Additional gains were recorded from short coffee futures positions as prices declined during the month. In December, Fund II was profitable primarily due to trading in the energy markets, as long positions in crude and heating oil profited from increasing oil prices, and in soft commodities, as gains were recorded as a result of trading in both sugar and coffee futures. Increasing soybean and corn prices during the month resulted in additional gains for the Fund's long soybean and corn futures positions.

Cornerstone Fund III, also a diversified fund, experienced losses during January due to trading in the currency, financial and agricultural markets. During February and March, significant gains were recorded as a result of trading in the currency markets as the value of the U.S. dollar moved lower versus most world currencies. Strong gains were also recorded from long positions in global bond futures, as prices in these markets increased during this two month period.

Trading in global financial futures was profitable during April and May as both U.S. and international interest rate futures prices continued to trend higher. Additional gains were recorded in stock index futures, specifically from trading Nikkei and S&P 500 Index futures. Small net gains were recorded during June as trading in base metals, energy and soft commodities futures more than offset trading losses recorded in international interest rate futures, currencies and livestock futures.

During July, trading losses were recorded in financial futures as global interest rate futures prices retreated from their previous upward trend. Additional losses were recorded in Japanese stock index futures as a sharp reversal in Japanese stock prices resulted in losses for the Fund's previously established short Nikkei Index futures positions. In August, gains were recorded from short positions in the Japanese yen, as the value of the yen moved lower relative to the U.S. dollar, and from long positions in Nikkei Index and corn futures as prices in both of these markets moved higher. In September, net gains were recorded as long positions in Japanese, European and Australian interest rate futures profited from increasing global bond prices. Smaller gains in agricultural futures and soft commodities contributed to the Fund's gains for the month.


Net losses were recorded during October due to losses in soft commodities trading as cotton and coffee prices moved in a trendless pattern, as well as from trading in currencies and global financial futures. During November, profits were recorded primarily from long positions in global interest rate and S&P 500 Index futures, as prices moved higher. Smaller gains were recorded in soft commodities and energy futures trading. Fund III ended 1995 with strong gains during December as a result of trading in energy futures as long gas and oil positions profited from a dramatic price move higher. Agricultural futures trading resulted in additional gains as long positions in corn, soybean meal and soybean futures also benefited from rising prices.

Overall, each of the Cornerstone Funds was able to record significant profits during the calendar year of 1995. Cornerstone Funds II and III recorded profits primarily due to price trends in the global financial futures and currency markets. Cornerstone Fund IV profited as it was able to capitalize on currency trends in the first half of the year. Since their inception in 1985, Cornerstone Fund II has increased by 190.3% (a compound annualized return of 10.2%) and Cornerstone Fund III has increased by 157.3% (a compound annualized return of 9.0%). Cornerstone Fund IV, since its inception in 1987, has increased by 185.8% (a compound annualized return of 12.9%).

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete.

    Sincerely,

    /s/ Mark J. Hawley
    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER CORNERSTONE FUNDS
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
February 21, 1996
New York, New York

DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ---------------------
                                                        1995       1994
                                                     ---------- ----------
                                                         $          $
                       ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               28,057,189 27,570,984
  Net unrealized gain on open contracts               3,368,107  4,316,080
                                                     ---------- ----------
  Total Trading Equity                               31,425,296 31,887,064
 Interest receivable (DWR)                              107,485    124,668
 Receivable from DWR                                     25,525     50,385
                                                     ---------- ----------
  Total Assets                                       31,558,306 32,062,117
                                                     ========== ==========
               LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Accrued incentive fees                                 307,567        --
 Redemptions payable                                    134,889    386,099
 Accrued management fees                                104,238    105,860
 Accrued brokerage commissions (DWR)                     94,453     81,268
 Common administrative expenses payable                  81,314    111,168
 Accrued transaction fees and costs                       6,957      5,720
                                                     ---------- ----------
  Total Liabilities                                     729,418    690,115
                                                     ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (10,673.698 and 13,802.050 Units,
   respectively)                                     30,213,505 30,885,515
 General Partner (217.400 Units)                        615,383    486,487
                                                     ---------- ----------
  Total Partners' Capital                            30,828,888 31,372,002
                                                     ---------- ----------
  Total Liabilities and Partners'
    Capital                                          31,558,306 32,062,117
                                                     ========== ==========
 NET ASSET VALUE PER UNIT                              2,830.65   2,237.75
                                                     ========== ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   1995        1994       1993
                                ----------  ----------  ---------
                                    $           $           $
REVENUES
Trading Profit (Loss):
 Realized                       11,081,716    (878,688) 2,539,342
 Net change in unrealized         (947,973)    556,567  2,029,459
                                ----------  ----------  ---------
  Total Trading Results         10,133,743    (322,121) 4,568,801
Interest income (DWR)            1,471,022   1,153,003    694,085
                                ----------  ----------  ---------
  Total Revenues                11,604,765     830,882  5,262,886
                                ----------  ----------  ---------
EXPENSES
Brokerage commissions (DWR)      1,864,093   2,336,047  1,773,947
Management fees                  1,307,872   1,346,905  1,157,221
Incentive fees                     381,720         --      19,886
Transaction fees and costs         160,238     194,384    141,974
Common administrative expenses       8,183      49,101     68,511
                                ----------  ----------  ---------
  Total Expenses                 3,722,106   3,926,437  3,161,539
                                ----------  ----------  ---------
NET INCOME (LOSS)                7,882,659  (3,095,555) 2,101,347
                                ==========  ==========  =========
Net Income (Loss) Allocation:
Limited Partners                 7,753,763  (3,050,650) 2,057,120
General Partner                    128,896     (44,905)    44,227
Net Income (Loss) per Unit:
Limited Partners                    592.90     (219.47)    178.05
General Partner                     592.90     (219.47)    178.05

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ---------------------
                                                        1995       1994
                                                     ---------- ----------
                                                         $          $
                       ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               42,294,365 42,884,780
  Net unrealized gain on open contracts               5,578,294  5,016,857
                                                     ---------- ----------
  Total Trading Equity                               47,872,659 47,901,637
 Interest receivable (DWR)                              159,680    193,048
 Receivable from DWR                                    124,456    213,589
                                                     ---------- ----------
  Total Assets                                       48,156,795 48,308,274
                                                     ========== ==========
               LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    639,349    666,178
 Common administrative expenses payable                 222,036    266,405
 Accrued brokerage commissions (DWR)                    166,128    200,604
 Accrued management fees                                158,630    158,895
 Accrued transaction fees and costs                      20,978     13,739
                                                     ---------- ----------
  Total Liabilities                                   1,207,121  1,305,821
                                                     ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (18,332.818 and 23,505.598 Units,
   respectively)                                     45,991,101 46,250,611
 General Partner (382.103 Units)                        958,573    751,842
                                                     ---------- ----------
  Total Partners' Capital                            46,949,674 47,002,453
                                                     ---------- ----------
  Total Liabilities and Partners'
    Capital                                          48,156,795 48,308,274
                                                     ========== ==========
 NET ASSET VALUE PER UNIT                              2,508.68   1,967.64
                                                     ========== ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   1995       1994        1993
                                ---------- ----------  ----------
                                    $          $           $
REVENUES
Trading Profit (Loss):
 Realized                       14,260,042    913,869    (627,751)
 Net change in unrealized          561,437 (1,350,056)  3,815,157
                                ---------- ----------  ----------
  Total Trading Results         14,821,479   (436,187)  3,187,406
Interest income (DWR)            2,061,461  1,744,148   1,445,561
                                ---------- ----------  ----------
  Total Revenues                16,882,940  1,307,961   4,632,967
                                ---------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)      3,499,743  4,417,718   4,587,865
Management fees                  1,828,013  2,014,028   2,375,033
Transaction fees and costs         502,332    434,287     348,493
Common administrative expenses      21,158    122,423     150,937
                                ---------- ----------  ----------
  Total Expenses                 5,851,246  6,988,456   7,462,328
                                ---------- ----------  ----------
NET INCOME (LOSS)               11,031,694 (5,680,495) (2,829,361)
                                ========== ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                10,824,963 (5,594,569) (2,784,837)
General Partner                    206,731    (85,926)    (44,524)
Net Income (Loss) per Unit:
Limited Partners                    541.04    (219.67)    (109.91)
General Partner                     541.04    (219.67)    (109.91)

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     -----------------------
                                                        1995        1994
                                                     ----------- -----------
                                                          $           $
                       ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               104,927,961 111,508,180
  Net unrealized gain on open contracts                   70,143     268,291
                                                     ----------- -----------
  Total Trading Equity                               104,998,104 111,776,471
 Interest receivable (DWR)                               364,747     434,153
 Receivable from DWR                                         --          --
                                                     ----------- -----------
  Total Assets                                       105,362,851 112,210,624
                                                     =========== ===========
 LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                   1,044,804   1,589,622
 Accrued management fees                                 349,039     371,606
 Common administrative expenses payable                  267,788     357,130
 Accrued brokerage commissions (DWR)                      32,580         --
 Accrued transaction fees and costs                        1,629         --
                                                     ----------- -----------
  Total Liabilities                                    1,695,840   2,318,358
                                                     ----------- -----------
 PARTNERS' CAPITAL
 Limited Partners (35,905.625 and 46,994.002 Units,
   respectively)                                     101,854,654 108,418,306
 General Partner (638.889 Units)                       1,812,357   1,473,960
                                                     ----------- -----------
  Total Partners' Capital                            103,667,011 109,892,266
                                                     ----------- -----------
  Total Liabilities and Partners'
    Capital                                          105,362,851 112,210,624
                                                     =========== ===========
 NET ASSET VALUE PER UNIT                               2,836.73    2,307.07
                                                     =========== ===========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    1995          1994           1993
                                 ----------    -----------    -----------
                                     $              $              $
REVENUES
Trading Profit (Loss):
 Realized                        27,041,974    (10,447,878)    (4,335,118)
 Net change in unrealized          (198,148)    (1,726,877)       717,487
                                 ----------    -----------    -----------
  Total Trading Results          26,843,826    (12,174,755)    (3,617,631)
Interest income (DWR)             4,912,698      4,129,344      2,937,637
                                 ----------    -----------    -----------
  Total Revenues                 31,756,524     (8,045,411)      (679,994)
                                 ----------    -----------    -----------
EXPENSES
Management fees                   4,575,372      4,952,206      4,945,676
Brokerage commissions (DWR)       2,776,225      5,336,659      6,634,741
Transaction fees and costs          168,718        339,083        398,959
Common administrative expenses       39,890        228,633        223,551
Incentive fees                          --           7,659      1,400,473
                                 ----------    -----------    -----------
  Total Expenses                  7,560,205     10,864,240     13,603,400
                                 ----------    -----------    -----------
NET INCOME (LOSS)                24,196,319    (18,909,651)   (14,283,394)
                                 ==========    ===========    ===========
Net Income (Loss) Allocation:
Limited Partners                 23,857,922    (18,664,384)   (14,156,711)
General Partner                     338,397       (245,267)      (126,683)
Net Income (Loss) per Unit:
Limited Partners                     529.66        (383.89)       (270.10)
General Partner                      529.66        (383.89)       (270.10)

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              UNITS OF
                             PARTNERSHIP    LIMITED    GENERAL
                              INTEREST     PARTNERS    PARTNER     TOTAL
                             -----------  -----------  -------  -----------
                                               $          $          $
DEAN WITTER CORNERSTONE FUND II
Partners' Capital, December
 31, 1992                    11,661.781    26,013,019  566,146   26,579,165
Continuous Offering           2,936.402     7,100,239      --     7,100,239
Net Income                          --      2,057,120   44,227    2,101,347
Redemptions                  (1,599.188)   (3,839,378)     --    (3,839,378)
                             ----------   -----------  -------  -----------
Partners' Capital, December
 31, 1993                    12,998.995    31,331,000  610,373   31,941,373
Continuous Offering           2,948.327     7,098,104      --     7,098,104
Net Loss                            --     (3,050,650) (44,905)  (3,095,555)
Redemptions                  (1,927.872)   (4,492,939) (78,981)  (4,571,920)
                             ----------   -----------  -------  -----------
Partners' Capital, December
 31, 1994                    14,019.450    30,885,515  486,487   31,372,002
Offerings of Units               70.020       178,837               178,837
Net Income                                  7,753,763  128,896    7,882,659
Redemptions                  (3,198.372)   (8,604,610)           (8,604,610)
                             ----------   -----------  -------  -----------
Partners' Capital, December
 31, 1995                    10,891.098    30,213,505  615,383   30,828,888
                             ==========   ===========  =======  ===========
DEAN WITTER CORNERSTONE FUND III
Partners' Capital, December
 31, 1992                    26,249.121    59,369,475  930,612   60,300,087
Continuous Offering           4,324.292     9,819,616      --     9,819,616
Net Loss                            --     (2,784,837) (44,524)  (2,829,361)
Redemptions                  (4,899.608)  (11,133,649)     --   (11,133,649)
                             ----------   -----------  -------  -----------
Partners' Capital, December
 31, 1993                    25,673.805    55,270,605  886,088   56,156,693
Continuous Offering           2,630.127     5,299,578      --     5,299,578
Net Loss                            --     (5,594,569) (85,926)  (5,680,495)
Redemptions                  (4,416.231)   (8,725,003) (48,320)  (8,773,323)
                             ----------   -----------  -------  -----------
Partners' Capital, December
 31, 1994                    23,887.701    46,250,611  751,842   47,002,453
Offerings of Units               25.778        49,000      --        49,000
Net Income                          --     10,824,963  206,731   11,031,694
Redemptions                  (5,198.558)  (11,133,473)     --   (11,133,473)
                             ----------   -----------  -------  -----------
Partners' Capital, December
 31, 1995                    18,714.921    45,991,101  958,573   46,949,674
                             ==========   ===========  =======  ===========

DEAN WITTER CORNERSTONE FUNDS

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER      TOTAL
                             -----------  -----------  ---------  -----------
                                               $           $           $
DEAN WITTER CORNERSTONE FUND IV
Partners' Capital, December
 31, 1992                     35,130.725  102,678,152  1,345,910  104,024,062
Continuous Offering           15,029.077   45,950,637    500,000   46,450,637
Net Loss                             --   (14,156,711)  (126,683) (14,283,394)
Redemptions                   (3,633.498) (10,990,675)       --   (10,990,675)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
 31, 1993                     46,526.304  123,481,403  1,719,227  125,200,630
Continuous Offering            8,032.577   20,753,129        --    20,753,129
Net Loss                             --   (18,664,384)  (245,267) (18,909,651)
Redemptions                   (6,925.990) (17,151,842)       --   (17,151,842)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
 31, 1994                     47,632.891  108,418,306  1,473,960  109,892,266
Offerings of Units                77.319      212,691        --       212,691
Net Income                           --    23,857,922    338,397   24,196,319
Redemptions                  (11,165.696) (30,634,265)       --   (30,634,265)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
 31, 1995                     36,544.514  101,854,654  1,812,357  103,667,011
                             ===========  ===========  =========  ===========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                     DECEMBER 31,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           7,882,659  (3,095,555)  2,101,347
Noncash item included in net income
  (loss):
 Net change in unrealized                     947,973    (556,567) (2,029,459)
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                     17,183     (61,279)     (4,984)
 Receivable from DWR                           24,860     (42,174)     (5,264)
Increase (decrease) in
  operating liabilities:
 Accrued incentive fees                       307,567     (15,336)     15,336
 Accrued management fees                       (1,622)     (1,443)     16,994
 Accrued brokerage commissions (DWR)           13,185        (972)        360
 Common administrative expenses payable       (29,854)    (14,074)     62,518
 Accrued transaction fees
   and costs                                    1,237         (52)       (415)
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  liabilities                               9,163,188  (3,787,452)    156,433
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of units                             178,837   7,098,104   7,100,239
Increase (decrease) in redemptions
  payable                                    (251,210)    151,917    (279,349)
Redemptions of units                       (8,604,610) (4,571,920) (3,839,378)
                                           ----------  ----------  ----------
Net cash provided by (used for) financing
  activities                               (8,676,983)  2,678,101   2,981,512
                                           ----------  ----------  ----------
Net increase (decrease) in cash               486,205  (1,109,351)  3,137,945
Balance at beginning of period             27,570,984  28,680,335  25,542,390
                                           ----------  ----------  ----------
Balance at end of period                   28,057,189  27,570,984  28,680,335
                                           ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                    DECEMBER 31,
                                         ------------------------------------
                                            1995         1994        1993
                                         -----------  ----------  -----------
                                              $           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                         11,031,694  (5,680,495)  (2,829,361)
Noncash item included in net loss:
 Net change in unrealized                   (561,437)  1,350,056   (3,815,157)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                    33,368     (79,962)      21,271
 Receivable from DWR                          89,133    (213,589)      32,428
Increase (decrease) in operating
  liabilities:
 Common administrative expenses payable      (44,369)     11,260      137,662
 Accrued brokerage commissions (DWR)         (34,476)     77,852      (65,492)
 Accrued management fees                        (265)    (30,263)     (14,483)
 Accrued transaction fees
   and costs                                   7,239       4,810       (5,129)
                                         -----------  ----------  -----------
Net cash provided by (used for)
  operating activities                    10,520,887  (4,560,331)  (6,538,261)
                                         -----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of units                             49,000   5,299,578    9,819,616
Increase (decrease) in redemptions pay-
  able                                       (26,829)     75,572     (201,692)
Redemptions of units                     (11,133,473) (8,773,323) (11,133,649)
                                         -----------  ----------  -----------
Net cash used for financing activities   (11,111,302) (3,398,173)  (1,515,725)
                                         -----------  ----------  -----------
Net decrease in cash                        (590,415) (7,958,504)  (8,053,986)
Balance at beginning of period            42,884,780  50,843,284   58,897,270
                                         -----------  ----------  -----------
Balance at end of period                  42,294,365  42,884,780   50,843,284
                                         ===========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                           1995         1994         1993
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                        24,196,319  (18,909,651) (14,283,394)
Noncash item included in net income
  (loss):
 Net change in unrealized                   198,148    1,726,877     (717,487)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                   69,406     (184,980)     (18,641)
Increase (decrease) in operating
  liabilities:
 Accrued management fees                    (22,567)     (41,612)      51,567
 Common administrative expenses payable     (89,342)       8,605      206,517
 Accrued brokerage commissions (DWR)         32,580          --      (120,420)
 Accrued transaction fees and costs           1,629          --        (6,924)
 Accrued incentive fees                         --           --    (3,722,665)
                                        -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                   24,386,173  (17,400,761) (18,611,447)
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                           212,691   20,753,129   46,450,637
Increase (decrease) in redemptions
  payable                                  (544,818)     519,604      321,383
Redemptions of units                    (30,634,265) (17,151,842) (10,990,675)
                                        -----------  -----------  -----------
Net cash provided by (used for)
  financing activities                  (30,966,392)   4,120,891   35,781,345
                                        -----------  -----------  -----------
Net increase (decrease) in cash          (6,580,219) (13,279,870)  17,169,898
Balance at beginning of period          111,508,180  124,788,050  107,618,152
                                        -----------  -----------  -----------
Balance at end of period                104,927,961  111,508,180  124,788,050
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The general partner for each Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both DWR and the General Partner are wholly-owned subsidiaries of Dean Witter, Discover & Co.

The General Partner is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays each Partnership interest income based upon 80% of its average daily Net Assets at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. For purposes of such interest payments in Dean Witter Cornerstone Fund IV, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS-- The Partnerships' assets "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because each Partnership has a master netting agreement with DWR.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Brokerage commissions for each Partnership are accrued at 80% of DWR's published non-member rates on a half-turn basis.

Through March 31, 1995, brokerage commissions were capped at 1% per month of the adjusted Net Assets allocated to each trading program employed by a Trading Advisor. Effective April 1, 1995, the cap was reduced to 3/4 of 1%.

Related transaction fees and costs are accrued on a half-turn basis.

OPERATING EXPENSES--Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of Units of each Partnership outstanding during the month in which such expenses are incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. The General Partner bears all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date.

CONTINUING OFFERING--Through September 26, 1994, Units of each Partnership were offered at a price equal to 107.625% of the Net Asset Value per Unit as of the opening of business on the first day of the month, which price included a 5% selling commission and a 2.5% charge for expenses relating to the continuing offering of Units. These expenses were shared by the Partnerships. Any funds received by DWR as a result of the Continuing Offering Expense charges that were in excess of the Continuing Offering Expenses incurred, were contributed pro-rata to the Partnerships, as a contribution of capital to the Partnerships for which no Units were issued. On September 26, 1994, the Continuing Offering was discontinued.

REDEMPTIONS--After an initial 180-day period, Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon fifteen days advance notice by redemption form to the General Partner.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

If the proceeds of a redemption are reinvested in any of the Partnerships within 180 days, the General Partner will waive the selling commissions and continuous offering expense charges on the amount reinvested.

EXCHANGES--On the last day of the first month, which occurs more than 180 days after a person first becomes a Limited Partner in any of the Partnerships, and the end of each month thereafter, Limited Partners may transfer their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreement) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIP--Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

Each Partnership pays brokerage commissions to DWR on trades executed on its behalf as described in Note 1. Each Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. TRADING ADVISORS

The General Partner, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership as of December 31, 1995 were as follows:

Dean Witter Cornerstone Fund II
 Abacus Asset Management Inc.
 John W. Henry & Co., Inc.

Dean Witter Cornerstone Fund III
 CCA Capital Management, Inc.
 Sunrise Capital Management

Dean Witter Cornerstone Fund IV
 John W. Henry & Co., Inc.
 Sunrise Capital Management

Each trading advisor owns at least ten Units in its respective Partnership. Compensation to the trading

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued at the rate of 1/3 of 1% per month of the Net Assets under management by each trading advisor at each month end.

INCENTIVE FEE--Each Partnership will pay an annual incentive fee equal to 15% of the "New Appreciation" in Net Assets as of the end of each annual incentive period ending December 31, except for Dean Witter Cornerstone Fund IV, which will pay incentive fees at the end of each annual incentive period ending May
31. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid on those redemptions to the trading advisor in the month of such redemption.

4. FINANCIAL INSTRUMENTS

The Partnerships trade futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1995 and 1994, open contracts were:

                                                     CORNERSTONE II
                                            -------------------------------
                                              CONTRACT OR NOTIONAL AMOUNT
                                            -------------------------------
                                               1995                1994
                                            -----------         -----------
                                                 $                   $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase                   140,924,000           7,734,000
  Commitments to Sell                         3,298,000                 --
 Commodity Futures:
  Commitments to Purchase                    53,994,000          23,692,000
  Commitments to Sell                        10,484,000          14,973,000
 Foreign Futures:
  Commitments to Purchase                    51,681,000           8,655,000
  Commitments to Sell                         1,656,000         161,925,000
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
  Commitments to Purchase                    15,585,000          28,327,000
  Commitments to Sell                        44,881,000          32,192,000

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                      CORNERSTONE III
                                              -------------------------------
                                                CONTRACT OR NOTIONAL AMOUNT
                                              -------------------------------
                                                 1995                1994
                                              -----------         -----------
                                                   $                   $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase                     239,465,000         54,158,0000
  Commitments to Sell                          39,640,000         204,207,000
 Commodity Futures:
  Commitments to Purchase                     115,420,000          48,926,000
  Commitments to Sell                          19,794,000          14,006,000
 Foreign Futures:
  Commitments to Purchase                     139,878,000         116,919,000
  Commitments to Sell                          22,202,000         169,271,000
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
  Commitments to Purchase                             --           29,664,000
  Commitments to Sell                                 --           84,416,000
                                                      CORNERSTONE IV
                                              -------------------------------
                                                CONTRACT OR NOTIONAL AMOUNT
                                              -------------------------------
                                                 1995                1994
                                              -----------         -----------
                                                   $                   $
 EXCHANGE-TRADED FINANCIAL FUTURES CONTRACTS
 Commitments to Purchase                       31,917,000                 --
 Commitments to Sell                           70,298,000                 --
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
 Commitments to Purchase                      116,547,000         504,027,000
 Commitments to Sell                          170,990,000         645,892,000

A portion of the amounts indicated as off-balance-sheet risk in forward foreign currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled at December 31, 1995 and 1994, respectively, $3,368,107 and $4,316,080 for Cornerstone II, $5,578,294 and $5,016,857 for Cornerstone III and $70,143 and $268,291 for Cornerstone IV.

For Cornerstone II, of the $3,368,107 net unrealized gain on open contracts at December 31, 1995,
$3,448,812 related to exchange-traded futures contracts and ($80,705) related to off-exchange-traded forward currency contracts. Of the $4,316,080 net unrealized gain on open contracts at December 31, 1994, $4,296,011 related to exchange-traded futures contracts and $20,069 related to off-exchange-traded forward currency contracts.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


For Cornerstone III, net unrealized gain on open contracts at December 31, 1995 related entirely to exchange traded futures. Of the $5,016,857 net unrealized gain on open contracts at December 31, 1994, $5,788,691 related to exchange-traded futures contracts and ($771,834) related to off-exchange-traded forward currency contracts.

For Cornerstone IV, of the $70,143 net unrealized gain on open contracts at December 31, 1995, $534,487 related to exchange-traded futures contracts and $(464,344) related to off-exchange-traded forward currency contracts. The net unrealized gain on open contracts at December 31, 1994, related entirely to off-exchange-traded forward currency contracts.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 1995 and 1994 mature as follows:

                                                      1995           1994
                                                  ------------- --------------
 CORNERSTONE II
 Exchange-Traded Contracts                        December 1996 September 1995
 Off-Exchange-Traded Forward Currency Contracts   December 1996   March 1995
 CORNERSTONE III
 Exchange-Traded Contracts                        December 1996    May 1995
 Off-Exchange-Traded Forward Currency Contracts   January 1996    March 1995
 CORNERSTONE IV
 Exchange-Traded Contracts                         March 1996         --
 Off-Exchange-Traded Forward Currency Contracts   January 1996    March 1995

The Partnerships also have credit risk because the sole counterparty, with respect to most of the Partnerships' assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant of all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

unrealized gain on all open futures contracts which funds totaled at December 31, 1995 and 1994 respectively, $31,506,001 and $31,866,995 for Cornerstone II,
$47,872,659 and $48,673,471 for Cornerstone III, $105,462,448 and $111,508,180
for Cornerstone IV. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the year ended December 31, 1995 the average fair value of financial instruments held for trading purposes was as follows:

                                                    CORNERSTONE II
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               75,146,000   7,443,000
 Commodity Futures                               36,847,000  12,456,000
 Foreign Futures                                 62,270,000  57,113,000
OFF-EXCHANGE-TRADED FOREIGN CURRENCY CONTRACTS   16,455,000  23,929,000
                                                    CORNERSTONE III
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              125,222,000  74,782,000
 Commodity Futures                               67,127,000  16,871,000
 Foreign Futures                                122,725,000  68,993,000
OFF-EXCHANGE-TRADED FOREIGN CURRENCY CONTRACTS    8,899,000  25,325,000
                                                    CORNERSTONE IV
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED FINANCIAL FUTURES CONTRACTS      10,215,000  22,213,000
OFF-EXCHANGE-TRADED FOREIGN CURRENCY CONTRACTS  273,150,000 311,898,000

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148