Form 10-Q
period 1996-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 1996-05-08
CIK 808373

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

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

                        March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1996 (Unaudited) and December 31, 1995...........2

     Statements of Operations for the Quarters Ended
     March 31, 1996 and 1995 (Unaudited)........................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1996 and 1995
     (Unaudited)................................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1996 and 1995 (Unaudited)........................5


     Notes to Financial Statements (Unaudited)................6-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............10-13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................14




                      DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            99,175,103                104,927,961
   Net unrealized gain on open contracts                            1,434,910                     70,143

   Total Trading Equity                                           100,610,013                104,998,104

   Interest receivable (DWR)                                          331,384                    364,747

   Total Assets                                                   100,941,397                105,362,851


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                              1,230,073                  1,044,804
   Accrued management fees                                            334,614                    349,039
   Common administrative expenses payable                             170,261                    267,788
   Accrued brokerage commissions (DWR)                                 49,896                     32,580
   Accrued transaction fees and costs                                   2,494                      1,629

   Total Liabilities                                                1,787,338                  1,695,840


Partners' Capital

   Limited Partners (34,331.535 and
    35,905.625 Units, respectively)                                97,342,573                101,854,654
   General Partner (638.889 Units)                                  1,811,486                  1,812,357

   Total Partners' Capital                                         99,154,059                103,667,011

   Total Liabilities and Partners' Capital                        100,941,397                105,362,851


NET ASSET VALUE PER UNIT                                             2,835.37                   2,836.73




                  The accompanying footnotes are an integral part
                           of these financial statements.

                         DEAN WITTER CORNERSTONE FUND IV
                             STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                   (487,455)           9,761,605
        Net change in unrealized                                  1,364,767           17,191,492

          Total Trading Results                                     877,312           26,953,097

        Interest Income (DWR)                                     1,020,421            1,244,913

          Total Revenues                                          1,897,733           28,198,010


EXPENSES

        Management fees                                           1,021,255            1,126,941
        Brokerage commissions (DWR)                                 843,558            1,294,926
        Transaction fees and costs                                   50,233               80,724
        Common administrative expenses                                8,811               39,890

          Total Expenses                                          1,923,857            2,542,481

NET INCOME (LOSS)                                                  (26,124)           25,655,529


NET INCOME (LOSS) ALLOCATION:

        Limited Partners                                            (25,253)          25,292,132
        General Partner                                                (871)             363,397


NET INCOME (LOSS) PER UNIT:

        Limited Partners                                              (1.36)              568.79
        General Partner                                               (1.36)              568.79


              The accompanying footnotes are an integral part
                       of these financial statements.

                  DEAN WITTER CORNERSTONE FUND IV
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the Quarters Ended March 31, 1996 and 1995
                            (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                           47,632.891     $108,418,306      $1,473,960     $109,892,266

Offering of Units                                 10.467           23,746               -           23,746

Net Income                                             -       25,292,132         363,397       25,655,529

Redemptions                                   (3,951.694)      (9,920,321)              -       (9,920,321)

Partners' Capital
  March 31, 1995                              43,691.664     $123,813,863      $1,837,357     $125,651,220



Partners' Capital
  December 31, 1995                           36,544.514     $101,854,654      $1,812,357     $103,667,011

Offering of Units                                 17.140           48,482               -           48,482

Net Loss                                               -          (25,253)           (871)         (26,124)

Redemptions                                   (1,591.230)      (4,535,310)              -       (4,535,310)

Partners' Capital
  March 31, 1996                              34,970.424      $97,342,573      $1,811,486      $99,154,059







                The accompanying footnotes are an integral part
                     of these financial statements.

                        DEAN WITTER CORNERSTONE FUND IV
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                (26,124)          25,655,529
   Noncash item included in net income (loss):
        Net change in unrealized                                 (1,364,767)         (17,191,492)

   Decrease in operating assets:
        Interest receivable (DWR)                                    33,363                5,109
   Increase (decrease) in operating liabilities:
        Accrued management fees                                     (14,425)              64,281
        Common administrative expenses payable                      (97,527)              39,890
        Accrued brokerage commissions (DWR)                          17,316                    -
        Accrued transaction fees and costs                              865                    -

   Net cash provided by (used for) operating activities          (1,451,299)           8,573,317


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                 48,482               23,746
   Increase in redemptions payable                                  185,269            3,525,211
   Redemptions of units                                          (4,535,310)          (9,920,321)

   Net cash used for financing activities                        (4,301,559)          (6,371,364)


   Net increase (decrease) in cash                               (5,752,858)           2,201,953

   Balance at beginning of period                               104,927,961          111,508,180

   Balance at end of period                                      99,175,103          113,710,133





             The accompanying footnotes are an integral part
                   of these financial statements.

                    DEAN WITTER CORNERSTONE FUND IV
                      NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund IV (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading advisors who make all trading decisions for the Partnership are John W. Henry & Co., Inc. and Sunrise Capital Management. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

             DEAN WITTER CORNERSTONE FUND IV
        NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, and currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31 1996, open contracts were:

                                         Contract or
                                       Notional Amount
                                             $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase               22,853,000
   Commitments to Sell                  116,899,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase              309,776,000
   Commitments to Sell                  103,968,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                  DEAN WITTER CORNERSTONE FUND IV
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,434,910 at March 31, 1996. Of this amount $879,588 related to exchange-traded futures contracts and $555,322 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through June 1996. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 1996 mature through June 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled or charged to the Fund's account

                DEAN WITTER CORNERSTONE FUND IV
             NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains or losses on all open futures contracts, which funds totaled $100,054,691 at March 31, 1996. With respect to the Partnership's off-exchange traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                            Assets        Liabilities
                                              $                 $


Exchange-Traded Financial
 Futures Contracts                         13,692,000      100,967,000
Off-Exchange-Traded Foreign
 Currency Contracts                       258,678,000      221,591,000

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

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading revenues including interest income were $1,897,733. During the first quarter, the Partnership posted a small loss in Net Asset Value per Unit. During February, losses were recorded from previously established short positions in the Japanese yen as the value of the yen moved dramatically higher. Losses were also recorded during February from transactions involving several European currencies, particularly the German mark, Norwegian krone and both the French and Swiss francs. A majority of the losses recorded during February were offset by gains recorded in January and March. During January and March, short positions in the Japanese yen profited from a decline in the value of the yen versus the U.S. dollar. Additional profits were recorded during March from long positions in the Australian dollar as the value of the Australian dollar moved higher relative to the U.S. dollar and other world currencies. These gains, coupled with smaller gains recorded from transactions involving the New Zealand dollar during both January and March, mitigated the losses recorded during February. Total expenses for the period were $1,923,857, resulting in a net loss of $26,124. The value of an individual Unit in the partnership decreased from $2,836.73 at December 31, 1995 to $2,835.37 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $28,198,010.
During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund during the last two months of the quarter. During February, the majority of these gains recorded by the Partnership were due primarily to an increase in value of world currencies such as the German mark, Swiss and French franc and the Norwegian kroner relative to the U.S. and Canadian dollar. Trading losses from transactions involving the British pound and New Zealand dollar offset a portion of overall gains for the month. Trading gains were also recorded during March as a result of the continued downward trend in the value of the U.S. dollar versus the Japanese yen, German mark and Swiss franc. Additionally, smaller gains were recorded from transactions involving the French franc and Norwegian kroner. Small losses from transactions involving the

British pound and New Zealand dollar offset a portion of overall gains for the Partnership during March. During the first month of the quarter, the Partnership posted net losses. The majority of the losses were the result of a decline in the value of the U.S. dollar that began in late December and continued into early January, resulting in losses from previously established positions. As the month progressed, the partnership reversed positions only to experience additional losses when the U.S. dollar strengthened on January 31 in reaction to President Clinton's decision to support the Mexican peso. Total expenses for the period were $2,542,481, generating net income of $25,655,529. The value of an individual Unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,875.86 at March 31, 1995.

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




                                        Dean Witter Cornerstone Fund IV
                                             (Registrant)

                                        By: Demeter Management Corporation
                                            (General Partner)
May 8, 1996
                                        By: /s/  Patti L. Behnke
                                                 Patti L. Behnke
                                                 Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.