Form 10-Q
period 1996-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 1996-08-13
CIK 808373

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

                                                           June 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

      Statements of Financial Condition
      June 30, 1996 (Unaudited) and December 31, 1995............2

      Statements of Operations for the Quarters Ended
      June 30, 1996 and 1995 (Unaudited).........................3

      Statements of Operations for the Six Months Ended
      June 30, 1996 and 1995 (Unaudited).........................4

      Statements of Changes in Partners' Capital for the
      Six Months Ended June 30, 1996 and 1995
      (Unaudited)................................................5

      Statements of Cash Flows for the Six Months Ended
      June 30, 1996 and 1995 (Unaudited).........................6

      Notes to Financial Statements (Unaudited)...............7-11

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............12-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................18


                                                  DEAN WITTER CORNERSTONE FUND IV
                                                 STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30,                    December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                           97,026,194                    104,927,961
   Net unrealized gain on open contracts                                           2,579,256                         70,143

   Total Trading Equity                                                           99,605,450                    104,998,104

   Interest receivable (DWR)                                                         342,500                        364,747

   Total Assets                                                                   99,947,950                    105,362,851


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                             1,787,267                      1,044,804
   Accrued management fees                                                           331,245                        349,039
   Common administrative expenses payable                                            157,242                        267,788
   Accrued brokerage commissions (DWR)                                                82,044                         32,580
   Accrued transaction fees and costs                                                  4,102                          1,629

   Total Liabilities                                                               2,361,900                      1,695,840


Partners' Capital

   Limited Partners (32,468.760 and
    35,905.625 Units, respectively)                                               95,702,901                    101,854,654
   General Partner (638.889 Units)                                                 1,883,149                      1,812,357

   Total Partners' Capital                                                        97,586,050                    103,667,011

   Total Liabilities and Partners' Capital                                        99,947,950                    105,362,851


NET ASSET VALUE PER UNIT                                                            2,947.54                       2,836.73




                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                  DEAN WITTER CORNERSTONE FUND IV
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                                For the Quarters Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                            3,865,319                  13,459,422
         Net change in unrealized                                            1,144,346                 (16,823,526)

            Total Trading Results                                            5,009,665                  (3,364,104)

         Interest Income (DWR)                                               1,018,979                   1,249,614

            Total Revenues                                                   6,028,644                  (2,114,490)


EXPENSES

         Brokerage commissions (DWR)                                         1,044,984                     466,867
         Management fees                                                     1,008,992                   1,222,016
         Transaction fees and costs                                             58,978                      25,634
         Common administrative expenses                                          9,332                           -

            Total Expenses                                                   2,122,286                   1,714,517

NET INCOME (LOSS)                                                            3,906,358                  (3,829,007)


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                                    3,834,695                  (3,770,994)
         General Partner                                                        71,663                     (58,013)


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                       112.17                      (90.80)
         General Partner                                                        112.17                      (90.80)



                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                  DEAN WITTER CORNERSTONE FUND IV
                                                     STATEMENTS OF OPERATIONS
                                                              (Unaudited)




                                                                               For the Six Months Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $

REVENUES
   Trading profit:
         Realized                                                            3,377,864                  23,221,027
         Net change in unrealized                                            2,509,113                     367,966

            Total Trading Results                                            5,886,977                  23,588,993

         Interest Income (DWR)                                               2,039,400                   2,494,527

            Total Revenues                                                   7,926,377                  26,083,520


EXPENSES

         Management fees                                                     2,030,247                   2,348,957
         Brokerage commissions (DWR)                                         1,888,542                   1,761,793
         Transaction fees and costs                                            109,211                     106,358
         Common administrative expenses                                         18,143                      39,890

            Total Expenses                                                   4,046,143                   4,256,998

NET INCOME                                                                   3,880,234                  21,826,522


NET INCOME ALLOCATION

         Limited Partners                                                    3,809,442                  21,521,138
         General Partner                                                        70,792                     305,384


NET INCOME PER UNIT

         Limited Partners                                                        110.81                     477.99
         General Partner                                                         110.81                     477.99


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.



                                                  DEAN WITTER CORNERSTONE FUND IV
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          For the Six Months Ended June 30, 1996 and 1995
                                                            (Unaudited)




                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total

Partners' Capital
  December 31, 1994                                    47,632.891        $108,418,306         $1,473,960           $109,892,266

Continuous Offering                                        63.107             172,049                  -                172,049

Net Income                                                      -          21,521,138            305,384             21,826,522

Redemptions                                            (5,985.376)        (15,724,253)                 -            (15,724,253)

Partners' Capital
  June 30, 1995                                        41,710.622        $114,387,240         $1,779,344           $116,166,584






Partners' Capital
  December 31, 1995                                    36,544.514        $101,854,654         $1,812,357           $103,667,011

Continuous Offering                                        25.735              73,609                  -                 73,609

Net Income                                                      -           3,809,442             70,792              3,880,234

Redemptions                                            (3,462.600)        (10,034,804)                 -            (10,034,804)

Partners' Capital
  June 30, 1996                                        33,107.649         $95,702,901         $1,883,149            $97,586,050






                   The accompanying footnotes are an integral part
                           of these financial statements.


                                                  DEAN WITTER CORNERSTONE FUND IV
                                                     STATEMENTS OF CASH FLOWS
                                                               (Unaudited)



                                                                               For the Six Months Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   3,880,234               21,826,522
   Noncash item included in net income:
         Net change in unrealized                                              (2,509,113)                (367,966)

   Decrease in operating assets:
         Interest receivable (DWR)                                                 22,247                   25,927

   Increase (decrease) in operating liabilities:
         Accrued management fees                                                  (17,794)                  20,928
         Common administrative expenses payable                                  (110,546)                 (54,586)
         Accrued brokerage commissions (DWR)                                       49,464                    7,200
         Accrued transaction fees and costs                                         2,473                      360

   Net cash provided by operating activities                                    1,316,965               21,458,385


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                               73,609                  172,049
   Increase in redemptions payable                                                742,463                    4,009
   Redemptions of units                                                       (10,034,804)             (15,724,253)

   Net cash used for financing activities                                      (9,218,732)             (15,548,195)

   Net increase (decrease) in cash                                             (7,901,767)               5,910,190

   Balance at beginning of period                                             104,927,961              111,508,180

   Balance at end of period                                                    97,026,194              117,418,370



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

1. Organization
Dean Witter Cornerstone Fund IV (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The trading managers who make all trading decisions for the Partnership are John W. Henry & Co., Inc. and Sunrise Commodities, Inc. Both Demeter Management Corporation (the "General Partner") and the commodity broker, Dean Witter Reynolds, Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

              DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices and currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 65,167,000
   Commitments to Sell                    173,687,000
Off Exchange Traded Forward
 Currency Contracts
   Commitments to Purchase                251,928,000
   Commitments to Sell                    274,343,000

            DEAN WITTER CORNERSTONE FUND IV
       NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $2,579,256 at June 30, 1996. Of this amount, $1,269,588 related to exchange-traded futures contracts and $1,309,668 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through September 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

               DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $98,295,782 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

             DEAN WITTER CORNERSTONE FUND IV
         NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                     Assets              Liabilities
                                       $                     $

Exchange-Traded Financial
 Futures Contracts                  29,805,000           123,214,000

Off-Exchange-Traded Forward
 Currency Contracts                289,606,000           280,953,000




4.  Subsequent Event

Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, and other commodity interest trading, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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


Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and exchanges of Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $6,028,644. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in this currency-only Fund during April from short positions in the German mark, as well as in the Swiss and French franc, as the value of these currencies moved lower relative to other world currencies. Short Swiss franc positions also profited during May as the franc's value continued to move lower versus the U.S. dollar. Additional gains were recorded from long positions in the Australian dollar as the value of the Australian dollar moved higher relative to other major currencies during April and May. These gains were partially offset by losses recorded during June as the Australian dollar lost its upward momentum. Long positions in the British pound also profited during May as its value experienced an upward move relative to the U.S. dollar. Losses recorded from previously established short positions in the Japanese yen during April, as its value moved sharply higher late in the month, more than offset gains recorded from short yen positions during June. Total expenses for the quarter were $2,122,286, resulting in net income
of $3,906,358.   The value of an individual Unit in the Partnership
increased from $2,835.37 at March 31, 1996 to $2,947.54 at June 30,
1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues including interest income were $7,926,377. During the first half of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded from long positions in the Australian dollar as its value moved higher relative to other world currencies from February to mid-May. Gains were also recorded from short positions in the Japanese yen, as the value of the yen moved lower during January, March and June, were partially offset by losses recorded from transactions involving the yen during February and April. Additional gains were recorded from transactions involving the New Zealand dollar during January and March. A portion of overall gains was offset by losses recorded from transactions involving the Singapore dollar throughout the first quarter. Losses recorded in most major world currencies during February, due to sharp reversals and volatile price movement, also offset a portion of the gains recorded in the first half of the year. Total expenses for the period were $4,046,143, resulting in net income of $3,880,234. The value of an individual Unit in the Partnership increased from $2,836.73 at December 31, 1995 to $2,947.54 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading losses net of interest income were $2,114,490. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in this currency only Fund during May as a result of a reversal in the downward price trend of the U.S. dollar versus the major European currencies and the Japanese yen. The majority of these losses were recorded from transactions involving the German mark, French franc, Norwegian kroner and Japanese yen. Smaller losses in June compounded the Partnership's overall losses for the quarter due to small losses recorded in transactions involving the Japanese yen, French franc and British pound. In April, gains recorded from transactions involving the Japanese yen, Australian and New Zealand dollars and the Spanish peseta helped to offset a portion of the losses that followed in May and June. Total expenses for the period were $1,714,517, resulting in a net loss of $3,829,007. The value of an individual Unit in the Partnership decreased from $2,875.86 at March 31, 1995 to $2,785.06 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $26,083,520.
During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded during March as a result of the increased value in world currencies versus the U.S. and Canadian dollars. The majority of the gains recorded in March were from transactions involving the Japanese yen, German mark and Swiss franc. Additional gains were the result of trading involving the French franc and Norwegian kroner. In February, gains were also recorded from transactions involving the German mark, Swiss and French francs and the Norwegian kroner both versus the U.S. dollar and in crossrate trading versus the Canadian dollar. Small gains were recorded in April, as the downward trend in the U.S. dollar continued and the Partnership was able to experience gains from transactions involving the Japanese yen, Australian and New Zealand dollars and Spanish peseta. However, the Partnership began the year with losses as a result of a volatile but trendless currency environment throughout January. In May, the Partnership also sustained losses in trading as a result of a reversal in the U.S. dollar from its previous decline against the major world currencies, primarily the German mark, French franc, Norwegian kroner and Japanese yen. Losses were also experienced in crossrate trading versus the Canadian, New Zealand and Australian dollars. The short-term choppy environment that followed this reversal continued into June and resulted in losses from transactions involving the Japanese yen, British pound and French franc. Total expenses for the period were $4,256,998, resulting in net income of $21,826,522. The value of an individual Unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,785.06 at June 30, 1995.

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




                                         Dean Witter Cornerstone Fund IV
                                              (Registrant)

                                         By: Demeter Management Corporation
                                              (General Partner)

August 13, 1996                          By: /s/  Patti L. Behnke
                                                  Patti L. Behnke
                                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.