Form 10-Q
period 1996-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 1996-11-08
CIK 808373

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

                        September 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

      Statements of Financial Condition
      September 30, 1996 (Unaudited) and December 31, 1995.......2

      Statements of Operations for the Quarters Ended
      September 30, 1996 and 1995 (Unaudited)....................3

      Statements of Operations for the Nine Months Ended
      September 30, 1996 and 1995 (Unaudited)....................4

      Statements of Changes in Partners' Capital for the
      Nine Months Ended September 30, 1996 and 1995
      (Unaudited)................................................5

      Statements of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1995 (Unaudited)....................6

      Notes to Financial Statements...........................7-12

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............13-17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................18



                                            DEAN WITTER CORNERSTONE FUND IV
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                       September 30,              December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                88,071,869                  104,927,961
    Net unrealized gain on open contracts                                1,665,229                       70,143

    Total Trading Equity                                                89,737,098                  104,998,104

Interest receivable (DWR)                                                  305,786                      364,747
Due from DWR                                                                40,924                            -

    Total Assets                                                        90,083,808                  105,362,851


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                  2,191,773                    1,044,804
    Accrued management fees                                                298,465                      349,039
    Common administrative expenses payable                                 163,037                      267,788
    Accrued brokerage commissions (DWR)                                     78,120                       32,580
    Accrued transaction fees and costs                                       4,490                        1,629

    Total Liabilities                                                    2,735,885                    1,695,840


Partners' Capital

    Limited Partners (30,821.229 and
     35,905.625 Units, respectively)                                    85,574,070                  101,854,654
    General Partner (638.889 Units)                                      1,773,853                    1,812,357

    Total Partners' Capital                                             87,347,923                  103,667,011

    Total Liabilities and Partners' Capital                             90,083,808                  105,362,851


NET ASSET VALUE PER UNIT                                                  2,776.47                     2,836.73


                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND IV
                                               STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     For the Quarters Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
REVENUES
    Trading profit (loss):
         Realized                                                    (3,667,691)              8,042,836
         Net change in unrealized                                      (914,027)             (2,556,427)

           Total Trading Results                                     (4,581,718)              5,486,409

    Interest Income (DWR)                                               956,468               1,266,900

           Total Revenues                                            (3,625,250)              6,753,309


EXPENSES

    Brokerage commissions (DWR)                                       1,014,337                 646,423
    Management fees                                                     913,789               1,152,626
    Transaction fees and costs                                           64,627                  39,831
    Common administrative expenses                                       20,804                       -

           Total Expenses                                             2,013,557               1,838,880


NET INCOME (LOSS)                                                    (5,638,807)              4,914,429


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                 (5,529,511)              4,837,556
    General Partner                                                    (109,296)                 76,873


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                    (171.07)                 120.32
    General Partner                                                     (171.07)                 120.32



                                    The accompanying footnotes are an integral part
                                            of these financial statements.
/TABLE

                                            DEAN WITTER CORNERSTONE FUND IV
                                               STATEMENTS OF OPERATIONS
(Unaudited)



                                                                   For the Nine Months Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
REVENUES
    Trading profit (loss):
         Realized                                                      (289,827)             31,263,863
         Net change in unrealized                                      1,595,086             (2,188,461)

           Total Trading Results                                       1,305,259             29,075,402

    Interest Income (DWR)                                              2,995,868              3,761,427

           Total Revenues                                              4,301,127             32,836,829


EXPENSES

    Management fees                                                    2,944,036              3,501,583
    Brokerage commissions (DWR)                                        2,902,879              2,408,216
    Transaction fees and costs                                           173,838                146,189
    Common administrative expenses                                        38,947                 39,890

           Total Expenses                                              6,059,700              6,095,878


NET INCOME (LOSS)                                                    (1,758,573)             26,740,951


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                 (1,720,069)             26,358,694
    General Partner                                                     (38,504)                382,257


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                     (60.26)                 598.31
    General Partner                                                      (60.26)                 598.31


                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND IV
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1996 and 1995
                                                      (Unaudited)




                                                  Units of
                                                 Partnership         Limited            General
                                                  Interest          Partners            Partner           Total
Partners' Capital
   December 31, 1994                             47,632.891      $108,418,306       $1,473,960        $109,892,266

Continuous Offering                                  67.000           182,947                -             182,947

Net Income                                                -        26,358,694          382,257          26,740,951

Redemptions                                       (9,822.417)     (26,767,637)               -         (26,767,637)

Partners' Capital
   September 30, 1995                            37,877.474      $108,192,310       $1,856,217        $110,048,527




Partners' Capital
   December 31, 1995                             36,544.514      $101,854,654        $1,812,357       $103,667,011

Continuous Offering                                  29.206            83,657                -              83,657

Net Loss                                                  -        (1,720,069)         (38,504)         (1,758,573)

Redemptions                                      (5,113.602)      (14,644,172)               -         (14,644,172)

Partners' Capital
   September 30, 1996                            31,460.118       $85,574,070       $1,773,853         $87,347,923






               The accompanying footnotes are an integral part
                        of these financial statements.



                                            DEAN WITTER CORNERSTONE FUND IV
                                               STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                   For the Nine Months Ended September 30,

                                                                         1996                   1995
                                                                           $                      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    (1,758,573)             26,740,951
Noncash item included in net income (loss):
         Net change in unrealized                                    (1,595,086)              2,188,461

    (Increase) decrease in operating assets:
         Interest receivable (DWR)                                       58,961                  18,748
         Due from DWR                                                   (40,924)                      -

    Increase (decrease) in operating liabilities:
         Accrued management fees                                        (50,574)                    732
         Common administrative expenses payable                        (104,751)                (89,342)
         Accrued brokerage commissions (DWR)                             45,540                   8,244
         Accrued transaction fees and costs                               2,861                     412

Net cash provided by (used for) operating activities                 (3,442,546)             28,868,206


CASH FLOWS FROM FINANCING ACTIVITIES

    Offering of units                                                    83,657                 182,947
    Increase in redemptions payable                                   1,146,969                  63,299
    Redemptions of units                                            (14,644,172)            (26,767,637)

Net cash used for financing activities                              (13,413,546)            (26,521,391)

Net increase (decrease) in cash                                     (16,856,092)              2,346,815

Balance at beginning of period                                      104,927,961             111,508,180

Balance at end of period                                             88,071,869             113,854,995




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

1. Organization
Dean Witter Cornerstone Fund IV (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The general partner of the Partnership, Demeter Management Corporation (the "General Partner"), and the commodity broker, Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co. The trading advisors who make all trading decisions for the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc.

2.  Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at

                 DEAN WITTER CORNERSTONE FUND IV
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 .65% per month of adjusted Net Assets as defined in the Limited
Partnership Agreement.

3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.


4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices and currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 53,392,000
   Commitments to Sell                    172,353,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                220,303,000
   Commitments to Sell                    290,996,000

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

The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,665,229 at September 30, 1996. Of this amount, $1,949,913 related to exchange-traded futures contracts and ($284,684) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through December 1996. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through December 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                           DEAN WITTER CORNERSTONE FUND IV
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $90,021,782 at September 30, 1996. With respect to the Partnership's off-exchange traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                         DEAN WITTER CORNERSTONE FUND IV
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)




For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                                Assets        Liabilities
                                                  $                $
Exchange-Traded Contracts
  Financial Futures                           54,599,000   125,969,000
Off-Exchange-Traded Forward
 Currency Contracts                          323,589,000   326,150,000


5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust

                       DEAN WITTER CORNERSTONE FUND IV
                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

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

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.


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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $3,625,250. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in this currency-only Fund from short Australian dollar positions as the Australian dollar's value reversed higher versus the U.S. dollar and other world currencies during August and then moved in a trendless pattern during September. Additional losses were recorded during September from inconsistent movement in the value of the German mark and Swiss franc relative to the U.S. dollar. Gains recorded between late August and September from short

Japanese yen positions more than offset losses recorded during July due to a reversal higher in the value of the yen. Gains recorded during the latter half of July from long German mark positions also helped to offset a portion of the Partnership's losses for the quarter. Total expenses for the quarter were $2,013,557, resulting in a net loss of $5,638,807. The value of an individual Unit in the Partnership decreased from $2,947.54 at June 30, 1996 to $2,776.47 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $4,301,127. During the first nine months, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded from transactions involving the German mark as its value lacked consistent direction during August and September. Additional losses were recorded from transactions involving the Singapore dollar throughout the first quarter. Smaller losses were recorded across most major world currencies during February due to sharp reversals in value versus the U.S. dollar. A portion of these losses was offset by gains recorded from short positions in the Japanese yen as the value of the yen moved primarily lower versus the U.S. dollar. Long positions in the Australian dollar also profited as its value moved higher relative to other world currencies from February to mid-May, thus mitigating losses recorded elsewhere during the year. Total expenses for the period were $6,059,700, resulting in a net loss of $1,758,573. The value of an individual Unit in the Partnership decreased from $2,836.73 at December 31, 1995 to $2,776.47 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $6,753,309. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in this currency only Fund from transactions involving the Japanese yen. As a result of a downward trend in the value of the Japanese yen relative to the U.S. dollar between early July and mid-September, the Partnership was able to record net profits for the quarter. Smaller gains were recorded from transactions involving the Singapore dollar and Malaysian ringgit during August and September, as these currencies declined in value making short positions profitable. The Partnership recorded losses as the downward trend in the German mark, French franc and Swiss franc, which began in early August, abruptly reversed in mid-September.
In addition, continued choppiness in the value of the Spanish peseta, British pound, Australian dollar and New Zealand dollar resulted in smaller losses to the Partnership. These losses offset a portion of the Partnership's overall gains experienced during the quarter. Total expenses for the period were $1,838,880, resulting in net income of $4,914,429. The value of an individual Unit in the Partnership increased from $2,785.06 at June 30, 1995 to $2,905.38 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $32,836,829. During the first three quarters of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded during February, March and April as a result of the increased value in world currencies versus the U.S. and Canadian dollars. The majority of the gains recorded in March were from transactions involving the Japanese yen, German mark and Swiss and French francs. This upward trend in foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in gains for the Partnership's short yen positions. The Partnership did experience losses in trading as a result of a trendless, but volatile, environment in major world currency values between May and September. As a result, losses were recorded from transactions involving the British pound and Spanish peseta, as well as the Australian and New Zealand dollars. Additionally, a portion of the gains recorded earlier in the year from transactions involving the German mark, Swiss franc and French franc was given back due to the above mentioned trend reversal and volatility in the third quarter. Together, these losses offset a portion of the Partnership's overall gains experienced in the first three quarters of the year. Total expenses for the period were $6,095,878, resulting in net income of $26,740,951. The value of an individual Unit in the Partnership increased from $2,307.07 at December 31, 1994 to $2,905.38 at September 30, 1995.

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




                                       Dean Witter Cornerstone Fund IV
                                            (Registrant)

                                       By: Demeter Management Corporation
                                            (General Partner)

November 8, 1996                       By: /s/  Patti L. Behnke
                                                Patti L. Behnke
                                                Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.