Form 10-K/A
period 1997-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 1997-04-22
CIK 808373

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                          FORM 10-K-A
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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

                                   DEAN WITTER CORNERSTONE FUND IV
                                          (Registrant)

                                   BY:  Demeter Management Corporation,
                                          General Partner

March 31, 1997                     BY: /s/ Mark J. Hawley
                                           Mark J. Hawley, Director and
                                            President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                 March 31, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                           March 31, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                March 31, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                           March 31, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                         March 31, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                         March 31, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                              March 31, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                               March 31, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

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