Form 10-Q
period 1997-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 1997-05-14
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1997 or

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

                         March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1997 (Unaudited) and December 31, 1996...........2

   Statements of Operations for the Quarters Ended
   March 31, 1997 and 1996 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1997 and 1996
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1997 and 1996 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.......................12-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................17-18

Item 6.  Exhibits and Reports on Form 8-K....................19




                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION


                                                 March 31,     December 31,
                                                   1997           1996
                                                     $              $
                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                           105,242,085      91,656,399
 Net unrealized gain on open contracts              908,554       5,330,520

 Total Trading Equity                           106,150,639      96,986,919

 Interest receivable (DWR)                          352,092         305,391

 Total Assets                                   106,502,731      97,292,310


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                              1,805,169       1,269,513
 Accrued management fees                            353,147         322,552
 Common administrative expenses payable             163,158         126,007
 Accrued brokerage commissions (DWR)                 40,428          74,340
 Accrued transaction fees and costs                   1,987           3,654

 Total Liabilities                                2,363,889       1,796,066

Partners' Capital

 Limited Partners (27,899.872 and
  29,160.287 Units, respectively                101,807,516      93,448,822
 General Partner (638.889 Units)                  2,331,326       2,047,422

 Total Partners' Capital                        104,138,842      95,496,244

  Total  Liabilities and Partners' Capital      106,502,731      97,292,310


NET ASSET VALUE PER UNIT                          3,649.03         3,204.66



        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                      1997          1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       18,386,077    (487,455)
    Net change in unrealized       (4,421,966)   1,364,767

      Total Trading Results        13,964,111      877,312

    Interest Income (DWR)           1,011,502    1,020,421

      Total Revenues               14,975,613    1,897,733


EXPENSES

    Management fees                 1,041,674    1,021,255
    Brokerage commissions (DWR)       726,311      843,558
    Transaction fees and costs         43,411       50,233
    Common administrative expenses     37,151        8,811

      Total Expenses                1,848,547    1,923,857

NET INCOME (LOSS)                  13,127,066     (26,124)


NET INCOME (LOSS) ALLOCATION:

    Limited Partners               12,843,162    (25,253)
    General Partner                   283,904       (871)


NET INCOME (LOSS) PER UNIT:

    Limited Partners                   444.37      (1.36)
    General Partner                    444.37      (1.36)



        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership   Limited        General
                          Interest   Partners        Partner    Total

Partners' Capital
  December 31, 1995     36,544.514   $101,854,654   $1,812,357   $103,667,011

Offering of Units           17.140         48,482          -           48,482

Net Loss                        -         (25,253)       (871)        (26,124)

Redemptions             (1,591.230)    (4,535,310)          -      (4,535,310)

Partners' Capital
  March 31, 1996        34,970.424    $97,342,573  $1,811,486     $99,154,059




Partners' Capital
  December 31, 1996    29,799.176     $93,448,822  $2,047,422      $95,496,244

Offering of Units           4.194          13,442         -             13,442

Net Income                      -      12,843,162     283,904       13,127,066

Redemptions            (1,264.609)     (4,497,910)          -       (4,497,910)

Partners' Capital
  March 31, 1997       28,538.761    $101,807,516  $2,331,326     $104,138,842






         The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                       For the Quarters Ended March 31,

                                                          1997            1996
                                                            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     13,127,066        (26,124)
 Noncash item included in net income (loss):
    Net change in unrealized                            4,421,966     (1,364,767)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                             (46,701)        33,363
 Increase (decrease) in operating liabilities:
    Accrued management fees                                30,595        (14,425)
    Common administrative expenses payable                 37,151        (97,527)
    Accrued brokerage commissions (DWR)                   (33,912)        17,316
    Accrued transaction fees and costs                     (1,667)           865

 Net cash provided by (used for) operating activities  17,534,498     (1,451,299)


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                         13,442         48,482
 Increase in redemptions payable                          535,656        185,269
 Redemptions of units                                  (4,497,910)    (4,535,310)

 Net cash used for financing activities                (3,948,812)    (4,301,559)


 Net increase (decrease) in cash                        13,585,686    (5,752,858)

 Balance at beginning of period                         91,656,399    104,927,961

 Balance at end of period                              105,242,085    99,175,103


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

Partnership's December 31, 1996 Annual Report on Form 10-K.


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

Cornerstone Funds, comprised of Dean Witter Cornerstone Fund  II,

Dean  Witter  Cornerstone Fund III, and Dean  Witter  Cornerstone

Fund  IV.   The  general partner for the Partnership  is  Demeter

Management Corporation ("Demeter").  The commodity broker is Dean

Witter  Reynolds Inc. ("DWR").  Both Demeter and DWR  are  wholly

owned  subsidiaries of Dean Witter, Discover & Co. ("DWD").   The

trading   advisors  who  make  all  trading  decisions  for   the

Partnership are John W. Henry & Company, Inc. ("JWH") and Sunrise

Capital Management.

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

31, 1997 and December 31, 1996, open contracts were:

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                   Contract or Notional Amount
                                March 31, 1997       December 31,
1996
                                     $                    $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase        34,820,000         93,583,000
   Commitments to Sell            78,601,000        118,029,000
 Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       213,826,000        208,140,000
   Commitments to Sell           247,257,000        205,227,000


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

Statement  of  Financial  Condition  and  totaled  $908,554   and

$5,330,520 at March 31, 1997 and December 31, 1996, respectively.

Of  the  $908,554 net unrealized gain on open contracts at  March

31,  1997,  $589,763 related to exchange-traded futures contracts and  $318,791  related  to off-exchange-traded  forward  currency contracts.  Of the

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




$5,330,520 net unrealized gain on open contracts at December  31,

1996, $5,350,525 related to exchange-traded futures contracts and

$(20,005)   related  to  off-exchange-traded   forward   currency

contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1997 and December 31, 1996 mature through June 1997 and

March  1997, respectively.  Off-exchange-traded forward  currency contracts held by the Partnership at March 31, 1997 and  December

31,  1996  mature through June 1997 and March 1997, respectively.

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

Futures  Trading Commission to segregate from its own assets  and for  the sole benefit of its commodity customers, all funds  held

by   DWR   with  respect  to  exchange-traded  futures  contracts

including  an amount equal to the net unrealized gains or  losses on  all  open futures contracts, which funds totaled $105,831,848 and  $97,006,924  at  March  31,  1997  and  December  31,  1996,

respectively.  With  respect  to the  Partnership's  off-exchange traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

DWR, the counterparty on all of such contracts, to perform.

                 DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:



                                            March 31, 1997
                                       Assets       Liabilities
                                         $               $
Exchange-Traded Contracts
  Financial Futures                  43,653,000      102,156,000
Off-Exchange-Traded Forward
 Currency Contracts                 279,700,000      337,244,000


                                            December   31,   1996
Assets        Liabilities
                                         $                $
Exchange-Traded Contracts
  Financial Futures                  67,114,000      125,331,000
Off-Exchange-Traded Forward
 Currency Contracts                 334,452,000      334,461,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including interest  income  were  $14,975,613.

During  the first quarter, the Partnership posted an increase  in

Net Asset Value per Unit.  The quarter's profits were primarily a result  of a strong upward trend in the value of the U.S.  dollar versus  most major world currencies during January and  February.

The  most  significant of these gains were  recorded  from  short positions  in  the  Singapore dollar, most  European  currencies,

particularly the German mark, French and Swiss francs, as well as the  Japanese yen.  A portion of these gains was offset by losses recorded  from long British pound positions as its value reversed lower during January.  Smaller currency gains were recorded  from long  Malaysian ringgit positions.  Trading losses recorded  from short  positions in the Swiss and French francs during March,  as the  value of these currencies moved higher after trending  lower during  January  and February, offset a portion of  these  gains.

Smaller  losses  were  recorded from transactions  involving  the

British  pound during March.  Total expenses for the period  were

$1,848,547, generating net income of $13,127,066.  The  value  of an
individual  Unit in the Partnership increased from  $3,204.66  at

December 31, 1996 to $3,649.03 at March 31, 1997.



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

1995 to $2,835.37 at March 31, 1996.

                  PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors (including JWH) to those pools.  Similar purported class actions  were  also filed on September 18 and  20,  1996  in  the

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




                               Dean Witter Cornerstone Fund IV
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

May 13, 1997                   By:/s/  Patti   L.    Behnke
                                       Patti L. Behnke
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.