Form 10-Q
period 1997-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 1997-08-12
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period _________________to______________.

Commission File Number 0-15442

                DEAN WITTER CORNERSTONE FUND IV
  (Exact name of registrant as specified in its charter)


                 New   York                            13-3393597
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)


c/o Demeter Management Corporation
Two   World  Trade  Center,  62  Fl.,  New  York,  NY       10048
(Address of principal executive offices)             (Zip Code)


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

                         June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1997 (Unaudited) and December 31, 1996............2

   Statements of Operations for the Quarters Ended
   June 30, 1997 and 1996 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 1997 and 1996 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 1997 and 1996
   (Unaudited)................................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1997 and 1996 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............13-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................19-20

Item 5.  Other Information...................................20

Item 6.  Exhibits and Reports on Form 8-K....................21


                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION



                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             99,691,162       91,656,399
  Net  unrealized  gain (loss) on open  contracts       (271,215)
5,330,520

 Total Trading Equity             99,419,947       96,986,919

 Interest receivable (DWR)           327,560          305,391

 Total Assets                     99,747,507       97,292,310


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 681,159        1,269,513
 Accrued management fees             330,698          322,552
 Common administrative expenses payable     125,134       126,007
 Accrued brokerage commissions (DWR)  77,616           74,340
    Accrued   transaction   fees   and   costs              4,567
3,654

 Total Liabilities                 1,219,174        1,796,066

Partners' Capital

 Limited Partners (27,217.715 and
   29,160.287 Units, respectively)96,268,594       93,448,822
 General Partner (638.889 Units)   2,259,739        2,047,422

 Total Partners' Capital          98,528,333       95,496,244

 Total Liabilities and Partners' Capital99,747,507    97,292,310


NET ASSET VALUE PER UNIT            3,536.98         3,204.66

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (1,181,474)      3,865,319
    Net change in unrealized    (1,179,769)     1,144,346

      Total Trading Results      (2,361,243)    5,009,665

    Interest Income (DWR)        1,036,775     1,018,979

      Total Revenues            (1,324,468)     6,028,644


EXPENSES

    Management fees              1,011,085    1,008,992
      Brokerage commissions (DWR)  752,284     1,044,984
    Transaction fees and costs      47,546       58,978
         Common      administrative     expenses           33,388
9,332

      Total Expenses             1,844,303     2,122,286

NET INCOME (LOSS)                (3,168,771)    3,906,358


NET INCOME (LOSS) ALLOCATION

    Limited Partners            (3,097,184)    3,834,695
    General Partner                (71,587)       71,663


NET INCOME (LOSS) PER UNIT

    Limited Partners               (112.05)      112.17
    General Partner                (112.05)      112.17

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    17,204,603    3,377,864
    Net change in unrealized     (5,601,735)  2,509,113

      Total Trading Results     11,602,868    5,886,977

    Interest Income (DWR)        2,048,277    2,039,400

      Total Revenues            13,651,145    7,926,377


EXPENSES

       Management   fees                2,052,759       2,030,247
Brokerage commissions (DWR)      1,478,595    1,888,542
    Transaction fees and costs      90,957      109,211
         Common      administrative      expenses          70,539
18,143

      Total Expenses             3,692,850      4,046,143

NET INCOME                       9,958,295     3,880,234

NET INCOME ALLOCATION

    Limited Partners             9,745,978    3,809,442
    General Partner                212,317       70,792


NET INCOME PER UNIT

    Limited Partners                332.32         110.81
   General Partner                  332.32         110.81

        The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
   December   31,   1995      36,544.514             $101,854,654
$1,812,357                       $103,667,011

Offering  of Units         25.735             73,609            -
73,609

Net      Income                         -               3,809,442
70,792                           3,880,234

Redemptions                (3,462.600)               (10,034,804)
-                                 (10,034,804)

Partners' Capital,
    June   30,   1996          33,107.649             $95,702,901
$1,883,149                       $97,586,050




Partners' Capital,
    December   31,   1996     29,799.176              $93,448,822
$2,047,422                       $95,496,244

Offering    of    Units           11.519                   39,545
-                                   39,545

Net      Income                         -               9,745,978
212,317                          9,958,295

Redemptions                 (1,954.091)               (6,965,751)
-                                 (6,965,751)

Partners' Capital,
    June   30,   1997         27,856.604              $96,268,594
$2,259,739                       $98,528,333





         The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
         Net        income                              9,958,295
3,880,234
 Noncash item included in net income:
         Net      change     in     unrealized          5,601,735
(2,509,113)

 Increase (decrease) in operating assets:
    Interest receivable (DWR)        (22,169)            22,247

 Increase (decrease) in operating liabilities:
          Accrued      management      fees                 8,146
(17,794)
          Common       administrative      expenses       payable
(873)                 (110,546)
    Accrued brokerage commissions (DWR)3,276             49,464
          Accrued      transaction      fees      and       costs
913                        2,473

  Net  cash  provided  by  operating  activities15,549,323      1,316,965


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                  39,545                73,609
    Increase    (decrease)   in   redemptions    payable(588,354)
742,463
      Redemptions      of      units                  (6,965,751)
(10,034,804)

    Net    cash    used   for   financing   activities(7,514,560)
(9,218,732)

  Net  increase  (decrease)  in  cash   8,034,763         (7,901,767)

  Balance  at  beginning  of  period   91,656,399         104,927,961

     Balance     at     end    of    period            99,691,162
97,026,194



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

Partnership's December 31, 1996 Annual Report on Form 10-K.



1. Organization

Dean Witter Cornerstone Fund IV (the "Partnership")  is a limited partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts and forward  contracts  on  foreign currencies  (collectively, "futures interests").  The Partnership is  one  of the Dean Witter Cornerstone Funds, comprised of  Dean

Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and

Dean  Witter  Cornerstone Fund IV.  The general partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is Dean Witter Reynolds  Inc.  ("DWR").   Both

Demeter  and DWR are wholly owned subsidiaries of Morgan Stanley,

Dean Witter, Discover & Co. ("MSDWD").  The trading advisors  who make  all trading decisions for the Partnership are John W. Henry

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

1997 and December 31, 1996, open contracts were:

                               Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
    Commitments  to  Purchase     114,830,000          93,583,000
Commitments to Sell         80,811,000         118,029,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    185,874,000         208,140,000
   Commitments to Sell        200,620,000         205,227,000

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


The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in Commodity futures trading accounts"

on  the  Statements of Financial Condition and totaled $(271,215)

and   $5,330,520  at  June  30,  1997  and  December   31,   1996

respectively.   Of  the  $271,215 net  unrealized  loss  on  open

contracts  at  June 30, 1997, $302,963 related to exchange-traded futures  contracts  and $(574,178) related to off-exchange-traded forward  currency  contracts.  Of the $5,330,520  net  unrealized gain  on  open contracts at December 31, 1996, $5,350,525 related to exchange-traded futures contracts and $(20,005) related to off-

exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through September 1997 and

March  1997, respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31, 1996 mature through September 1997 and March 1997,

                 DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

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

Futures  Trading Commission ("CFTC") to segregate  from  its  own assets  and for the sole benefit of its commodity customers,  all funds  held  by  DWR  with  respect  to  exchange-traded  futures contracts including an amount equal to the net unrealized gain or

losses   on  all  open  futures  contracts  which  funds  totaled

$99,994,125  and  $97,026,924 at June 30, 1997 and  December  31,

1996,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements of variations in value nor is there any requirement

                DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of DWR, the counterparty on all such contracts,  to perform.




For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 57,662,000      88,032,000
Off-Exchange-Traded Forward
 Currency Contracts                275,671,000     340,863,000


                                        December 31, 1996
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 67,114,000      125,331,000
Off-Exchange-Traded Forward
 Currency Contracts                334,452,000      334,461,000


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS.


Liquidity.  The  Partnership's assets are  deposited  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond

the  daily  limit.   If  the price of a  particular  futures  has

increased  or decreased by an amount equal to the "daily  limit",

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.  However, since the commencement  of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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


Capital  Resources  The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of

Units  of Limited Partnership Interest in the future will  affect

the   amount  of  funds  available  for  investments  in  futures interests  in  subsequent periods.  As  redemptions  are  at  the discretion  of  the  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.

Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total

trading  losses  net of interest income were $1,324,468.   During

the  second  quarter, the Partnership posted a  decrease  in  Net

Asset  Value per Unit.  Losses were recorded during May and  June from  short positions in the Singapore dollar as its value  moved higher  relative to the U.S. dollar after trending lower  earlier in  the year.  Additional losses were recorded during these  same

months  from transactions involving the New Zealand  dollar.   In

April,  transactions  involving the  Swiss  franc  and  Malaysian ringgit  resulted  in additional losses as  the  value  of  these

currencies  moved without consistent direction.   Smaller  losses

were  experienced during April from long positions in the British pound as its value finished the month lower relative to the  U.S.

dollar.  A  portion of these losses was offset by gains  recorded during  April  from short positions in the Japanese  yen  as  the value  of  the U.S. dollar strengthened relative to the yen,  and from  long  positions in the yen during June as its  value  moved higher  versus  the  U.S. dollar.  Smaller  gains  were  recorded

during  June from transactions involving the German mark.   Total

expenses for the period were $1,844,303, resulting in a net  loss

of   $3,168,771.   The  value  of  an  individual  Unit  in   the

Partnership  decreased  from  $3,649.03  at  March  31,  1997  to

$3,536.98 at June 30, 1997.

For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including interest  income  were  $13,651,145.

During  the first six months, the Partnership posted an  increase in  Net Asset Value per Unit.  The most significant trading gains were recorded from a strong upward trend in the value of the U.S.

dollar  versus  most  other major currencies during  January  and

February.   As a result, gains were recorded from short positions

in  the  Singapore dollar, most European currencies, particularly the  German mark, French and Swiss francs, and the Japanese  yen.

The strengthening of the U.S. dollar relative to the Japanese yen continued  during  March and April, thus resulted  in  additional gains  for  the Partnership's short yen positions.  A portion  of the  Partnership's overall currency gains for the first  half  of the  year  was  offset  by losses experienced  from  transactions

involving  the  British pound during the first  quarter.   Losses

were  also  recorded from transactions involving the New  Zealand dollar  during  March,  May and June, and the  Australian  dollar during January.  Smaller losses were experienced from trading the

Malaysian ringgit as profits recorded during March and  May  were

more  than  offset  by  losses experienced during  April.   Total

expenses for the period were $3,692,850, resulting in net  income

of   $9,958,295.   The  value  of  an  individual  Unit  in   the

Partnership  increased from $3,204.66 at  December  31,  1996  to

$3,536.98 at June 30, 1997.



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

February to mid-May.  Gains recorded from short positions in  the

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors  (including JWH) to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended

complaint.   Similar purported class actions were also  filed  on

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

Partnership.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Cornerstone Fund IV
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

August 12, 1997                By:    /s/    Patti   L.    Behnke
                               Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.