Form 10-Q
period 1997-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 1997-11-12
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended September 30, 1997 or

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

                       September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1997 (Unaudited) and December 31, 1996.......2

   Statements of Operations for the Quarters Ended
   September 30, 1997 and 1996 (Unaudited)....................3

   Statements of Operations for the Nine Months Ended
   September 30, 1997 and 1996 (Unaudited)....................4

   Statements of Changes in Partners' Capital for the
   Nine Months Ended September 30, 1997 and 1996
   (Unaudited)................................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1997 and 1996 (Unaudited)....................6

   Notes to Financial Statements...........................7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............13-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................19-20

Item 2.  Changes in Securities and Use of Proceeds........20-22

Item 5.  Other Information...................................22

Item 6.  Exhibits and Reports on Form 8-K....................23





                 DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION

                                            September 30,   December 31,
                                                 1997           1996
                                                  $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                        104,953,883      91,656,399
  Net  unrealized gain on open contracts       3,312,263       5,330,520

 Total Trading Equity                        108,266,146      96,986,919

Interest receivable (DWR)                        343,432         305,391

 Total Assets                                108,609,578      97,292,310


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                             805,161       1,269,513
 Accrued management fees                         360,288         322,552
 Common administrative expenses payable          162,883         126,007
 Accrued brokerage commissions (DWR)                  -           74,340
 Accrued transaction fees and  costs                  -            3,654

 Total Liabilities                             1,328,332        1,796,066


Partners' Capital

 Limited Partners (26,475.006 and
  29,160.287 Units, respectively)            104,753,361      93,448,822
 General Partner (638.889 Units)               2,527,885       2,047,422

 Total Partners' Capital                     107,281,246      95,496,244

 Total Liabilities and Partners' Capital     108,609,578      97,292,310

NET ASSET VALUE PER UNIT                        3,956.69        3,204.66


        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       8,859,251    (3,667,691)
    Net change in unrealized       3,583,478      (914,027)

      Total Trading Results       12,442,729    (4,581,718)

 Interest Income (DWR)             1,041,011       956,468

      Total Revenues              13,483,740   (3,625,250)


EXPENSES

 Management fees                   1,078,113      913,789
 Brokerage commissions (DWR)         667,208    1,014,337
 Transaction fees and costs           50,595       64,627
 Common administrative expenses       37,749       20,804

      Total Expenses               1,833,665    2,013,557


NET INCOME (LOSS)                 11,650,075   (5,638,807)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 11,381,929   (5,529,511)
 General Partner                     268,146     (109,296)


NET INCOME (LOSS) PER UNIT

 Limited Partners                     419.71     (171.07)
 General Partner                      419.71     (171.07)

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     26,063,854      (289,827)
    Net change in unrealized     (2,018,257)    1,595,086

      Total Trading Results      24,045,597     1,305,259

 Interest Income (DWR)            3,089,288     2,995,868

      Total Revenues             27,134,885     4,301,127


EXPENSES

 Management fees                 3,130,872     2,944,036
 Brokerage commissions (DWR)     2,145,802     2,902,879
 Transaction fees and costs        141,554       173,838
 Common administrative expenses    108,287        38,947

      Total Expenses             5,526,515      6,059,700


NET INCOME (LOSS)               21,608,370    (1,758,573)


NET INCOME (LOSS) ALLOCATION

 Limited Partners               21,127,907    (1,720,069)
 General Partner                   480,463       (38,504)


NET INCOME (LOSS) PER UNIT

Limited Partners                    752.03        (60.26)
General Partner                     752.03        (60.26)

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1995       36,544.514    $101,854,654    $1,812,357   $103,667,011

Offering of Units            29.206          83,657            -          83,657

Net Loss                      -          (1,720,069)     (38,504)     (1,758,573)

Redemptions              (5,113.602)    (14,644,172)           -     (14,644,172)

Partners' Capital
 September 30, 1996      31,460.118     $85,574,070   $1,773,853     $87,347,923






Partners' Capital
 December 31, 1996       29,799.176     $93,448,822   $2,047,422     $95,496,244

Offering of Units            17.979          63,963            -          63,963

Net Income                       -       21,127,907      480,463      21,608,370

Redemptions              (2,703.260)     (9,887,331)          -       (9,887,331)

Partners' Capital
 September 30, 1997      27,113.895    $104,753,361   $2,527,885    $107,281,246




         The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                             For the Nine Months Ended September 30,

                                                           1997            1996
                                                             $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                                  21,608,370  (1,758,573)
Noncash item included in net income (loss):
      Net  change  in  unrealized                       2,018,257  (1,595,086)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                             (38,041)     58,961
    Due from DWR                                               -      (40,924)

 Increase (decrease) in operating liabilities:
    Accrued management fees                                37,736     (50,574)
    Common  administrative  expenses  payable              36,876    (104,751)
    Accrued brokerage commissions (DWR)                   (74,340)     45,540
    Accrued transaction  fees  and   costs                 (3,654)      2,861

Net  cash  provided by (used for) operating activities 23,585,204  (3,442,546)


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                         63,963       83,657
 Increase (decrease) in redemptions payable              (464,352)   1,146,969
 Redemptions of units                                  (9,887,331) (14,644,172)

Net cash used for financing activities                (10,287,720) (13,413,546)

Net  increase  (decrease)  in  cash                    13,297,484  (16,856,092)

Balance  at  beginning  of  period                     91,656,399  104,927,961

Balance at end of period                              104,953,883   88,071,869

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

Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and

Dean  Witter  Cornerstone Fund IV.  The general partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

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

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest

rates,  stock  indices  and  currencies.   Futures  and  forwards

represent contracts for delayed delivery of an instrument at a

                 DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)





specified date and price.  Risk arises from changes in the  value of  these contracts and the potential inability of counterparties to  perform under the terms of the contracts.  There are numerous factors  which  may significantly influence the market  value  of

these   contracts,  including  interest  rate   volatility.    At

September 30, 1997 and December 31, 1996, open contracts were:

                               Contract or Notional Amount
                         September 30, 1997  December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase            -                93,583,000
Commitments to Sell                -           118,029,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      241,688,000       208,140,000
   Commitments to Sell          387,427,000       205,227,000



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

                 DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in Commodity futures trading accounts"

on  the  Statements of Financial Condition and totaled $3,312,263 and  $5,330,520  at  September 30, 1997  and  December  31,  1996

respectively.  The entire $3,312,263 net unrealized gain on  open contracts  at  September 30, 1997, related to off-exchange-traded forward  currency  contracts.  Of the $5,330,520  net  unrealized gain  on  open contracts at December 31, 1996, $5,350,525 related to exchange-traded futures contracts and $(20,005) related to off-

exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

December 31, 1996 mature through March 1997.  Off-exchange-traded forward  currency contracts held by the Partnership at  September

30,  1997 and December 31, 1996 mature through December 1997  and

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

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  Partnership also has credit risk because either DWR or  Carr acts as the Futures Commission Merchant or the counterparty, with respect  to  most  of  the Partnership's assets.  Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations in value settled or charged to the Fund's account on a daily basis.  DWR, as the futures commission merchant for all  of the  Partnership's exchange-traded futures contracts, is required

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers, all funds held  by  DWR with  respect  to exchange-traded futures contracts including  an amount  equal to the net unrealized gain or losses  on  all  open

futures   contracts   which   funds  totaled   $104,846,699   and

$97,006,924  at  September  30,  1997  and  December  31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr,  the  sole counterparty on all such contracts, to  perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                        September 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 44,211,000       74,851,000
Off-Exchange-Traded Forward
 Currency Contracts                268,147,000      374,805,000


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

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS.


Liquidity.  The  Partnership's assets are  deposited  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures interest may, from  time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond

the  daily  limit.   If  the price of a  particular  futures  has

increased  or decreased by an amount equal to the "daily  limit",

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no
trading.  Such  market conditions could prevent  the  Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions.  However, since the commencement  of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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

Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading revenues net of interest income were $13,483,740.  During the  third  quarter, the Partnership posted an  increase  in  Net

Asset  Value per Unit.  The most significant gains were  recorded from  short  positions  in the Malaysian  ringgit  as  its  value decreased  relative  to the U.S. dollar throughout  the  quarter.

Additional currency gains were recorded during July as the  value of  the  U.S.  dollar strengthened relative to most  major  world currencies.  A portion of the Partnership's overall gains for the quarter was offset by losses recorded from transactions involving the  Japanese  yen  and  British pound  as  the  value  of  these currencies  moved without consistent direction during a  majority of  the  quarter. Total expenses for the period were  $1,833,665,

resulting  in  net  income  of  $11,650,075.   The  value  of  an

individual  Unit in the Partnership increased from  $3,536.98  at

June 30, 1997 to $3,956.69 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's

total   trading   revenues   including   interest   income   were

$27,134,885.  During  the  first nine months  of  the  year,  the

Partnership posted an increase in Net Asset Value per Unit.   The

most  significant gains were recorded from a strong upward  trend in  the  value  of  the  U.S.  dollar  versus  most  other  major currencies during January
and  February.   As  a  result, gains were  recorded  from  short

positions  in the Singapore dollar, the German mark,  the  French and  Swiss  francs, and the Japanese yen.  The U.S.  dollar  also strengthened relative to the German mark, Malaysian  ringgit  and

Singapore dollar throughout a majority of the third quarter, thus resulting in additional gains for the Partnership's short foreign currency positions.  A portion of the Partnership's overall gains was  offset by losses experienced from transactions involving the

British  pound as its value moved in a trendless pattern relative to  other  world currencies during the first nine months  of  the

year.   Total expenses for the period were $5,526,515,  resulting

in net income of $21,608,370.  The value of an individual Unit in the Partnership increased from $3,204.66 at December 31, 1996  to

$3,956.69 at September 30, 1997.



For the Quarter and Nine Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Partnership's total

trading  losses  net of interest income were $3,625,250.   During

the third quarter, the Partnership posted a decrease in Net Asset

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

June 30, 1996 to $2,776.47 at September 30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $4,301,127.

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

Parties or the Partnership.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter  Cornerstone Fund I ("Cornerstone I");  Dean  Witter

Cornerstone   Fund  II  ("Cornerstone  II"),  and   Dean   Witter

Cornerstone  III  ("Cornerstone  III")  collectively   registered

250,000  Units of Limited Partnership Interest ("Units") pursuant to  a  Registration Statement on Form S-1, which became effective on  May 31, 1984 (the "Registration Statement") (SEC File Numbers

2-88587;   88587-01;   88587-02).    As   contemplated   in   the

Registration   Statement,  an  additional   fund,   Dean   Witter

Cornerstone  Fund  IV  ("Cornerstone IV" and,  collectively  with

Cornerstone I,

Cornerstone  II  and  Cornerstone III,  the  "Partnerships")  was

registered  pursuant to Post-Effective Amendment  No.  5  to  the

Registration  Statement, which became effective  on  February  6,

1987. The managing underwriter for the Partnerships is DWR.



The  offering for Cornerstone I originally commenced on  May  31,

1984,  and 18,679.643 Units of Cornerstone I were sold  prior  to

its   dissolution  on  December  31,  1991.   The  offering   for

Cornerstone  II and Cornerstone III also originally commenced  on

May  31,  1984  and  currently  continues,  with  41,693.538  and

74,400.002   Units   of  Cornerstone  II  and  Cornerstone   III,

respectively, sold through September 30, 1997.  The offering  for

Cornerstone  IV  originally commenced on  February  6,  1987  and

currently   continues,  with  100,550.782  Units   sold   through

September 30, 1997.  Through September 30, 1997, an aggregate  of

235,323.965  Units  of the Partnership have  been  sold,  leaving

14,676.035  Units remaining available for sale as of  October  1,

1997.



The  aggregate offering amount registered was $262,496,000, based upon  the  initial  offering price of  $1,050  per  Unit  ($1,000 initial  Net  Asset  Value per Unit, plus a $50  per  Unit  sales charge  on  all  but  80 Units sold to the Partnerships'  initial trading managers) during the Initial Offering Periods of May  31,

1984  through  November 30, 1984 with respect to  Cornerstone  I,

Cornerstone II
and  Cornerstone III, and February 6, 1987 through  May  6,  1987 with respect to Cornerstone IV.





After  the  respective  Initial Offering Periods,  Units  in  the

Partnerships were sold at 107.625% of Net Asset Value  per  Unit,

including  a  charge for offering expenses of 2.5% of  Net  Asset

Value  per Unit, and a sales charge of 5% of the sum of  the  Net

Asset Value per Unit and the charge for offering expenses, during the "Continuing Offering".



The aggregate price of Units sold through September 30, 1997 with respect  to Cornerstone IV is $167,625,393.


Effective  September 30, 1994, Cornerstone II, Cornerstone III and

Cornerstone IV were closed  to new investors; Units have been sold since then  solely in  "Exchanges"  with existing investors, at 100%

of  Net  Asset Value  per  Unit.  DWR has been paying all expenses in connection with  the  offering  of Units since September 30,  1994,

without reimbursement.




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




                               Dean Witter Cornerstone Fund IV
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

November 12, 1997              By:    /s/    Patti   L.    Behnke
                               Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.