Form 10-K
period 1997-12-31
WITTER DEAN CORNERSTONE FUND IV
filed 1998-03-30
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report pursuant to Section 13  or  15  (d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period ___________to _________________.
Commission File Number 0-15442

                DEAN WITTER CORNERSTONE FUND IV

(Exact name of registrant as specified in its Limited Partnership
Agreement)

            NEW  YORK                                         13-
3393597         (State      or     other     jurisdiction      of
(I.R.S. Employer
             incorporation            of            organization)
Identification No.)
c/o Demeter Management Corporation
Two   World   Trade   Center,  New  York,  N.Y.   -   62nd   Flr.
10048        (Address    of    principal    executive    offices)
(Zip Code)
Registrant's    telephone    number,    including    area    code
(212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:

Title                 of                each                class
Name of each exchange
                                                      on    which
registered
          None                                         None

Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interest

                        (Title of Class)


                        (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $113,751,525.97 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

              DEAN WITTER CORNERSTONE FUND IV
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . .   1
Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 . . 2-5

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .   5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 .  5-7

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders .   7

Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . . 8-10

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . .   11

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
12-19

  Item 8. Financial Statements and Supplementary Data. . . .
 . .  19

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . .  20

Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 .  21-26

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . .  26

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 . .  26

  Item13. Certain Relationships and Related Transactions . .
26-27
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . .   28

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:

        Documents Incorporated                          Part
of Form 10-K
            Partnership's       Registration       Statement
I
     on Form S-1, File No. 2-88587, as
     amended (including the Partnership's
     latest Prospectus dated August 28, 1996
     together with the Supplement to the
      Prospectus dated May 14,1997.)

     Partnership's Annual Report on Form             IV
     10-K for the fiscal year ended
     September 30, 1984, File No. 2-88587

          December      31,      1997     Annual      Report
II & IV
     for the Dean Witter Cornerstone Funds
     II, III, and IV











                           PART I

Item 1.  BUSINESS

      (a)  General  Development  of  Business.  Dean  Witter

Cornerstone  Fund  IV  (the "Partnership")  is  a  New  York

limited  partnership  formed to engage  in  the  speculative trading of commodity futures contracts and forward contracts on  foreign currencies. The Partnership's General Partner is

Demeter  Management Corporation ("Demeter").  Demeter  is  a

wholly-owned  subsidiary  of Morgan  Stanley,  Dean  Witter,

Discover & Co. ("MSDWD").

     Through July 31, 1997, the sole commodity broker of the

Partnership's  transactions was Dean  Witter  Reynolds  Inc.

("DWR"), also a subsidiary of MSDWD.  On July 31, 1997,  DWR closed  the  sale of its institutional futures business  and foreign  currency trading operations to Carr  Futures,  Inc.

("Carr"),   a   subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency  trades.  DWR serves as the non-clearing  commodity broker for the Partnerships with Carr providing all clearing services for the Partnerships' transactions.

      The  Partnership's net asset value  per  unit,  as  of

December  31, 1997, was $4,435.47, representing an  increase of  38.40  percent from the net asset value of $3,204.66  at

December  31, 1996. For a more detailed description  of  the

Partnership's business, see subparagraph (c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

is  in  the  business  of  speculative  trading  in  futures interests, pursuant to trading instructions provided by John

W.  Henry  &  Company,  Inc.  ("JWH")  and  Sunrise  Capital

Management,  Inc.,  its  independent trading  advisors  (the

"Trading  Advisor(s)").  For a detailed description  of  the different  facets of the Partnership's business,  see  those portions of the Partnership's Prospectus, dated  August  28,

1996 (the "Prospectus"),together with the Supplement to  the

Prospectus dated May 14, 1997 (the "Supplement"),  filed  as part  of  a  post  effective amendment to  the  Registration

Statement  on  Form  S-1  (see  "Documents  Incorporated  by

Reference" Page 1), set forth on the next page.

  Facets of Business

    1. Summary                   1.  "Summary of the
                                     Prospectus" (Pages
                                        1-9   of    the
Prospectus and Pages                               S-12
and  S-22 of                                        the
Supplement).


    2. Commodity Markets         2.  "The Commodities
                                     Markets" (Pages
                                       80-84   of   the
Prospectus).

      3.   Partnership's  Commodity    3.    Investment
Program,                                        Trading
Arrangements  and                     Use  of  Proceeds
and
       Policies                      Trading Policies -
                                     "Trading Policies"
                                      (Pages  45-47  of
the
                                     Prospectus) and
                                     "The Trading
                                      Managers"  (Pages
51-                                       74   of   the
Prospectus
                                     and Pages S-12 - S-
21
                                           of       the
Supplement).

     4.  Management of the Partner-  4."The
                                     Cornerstone
        ship                          Funds" (Pages 19-24 of
                                      the Prospectus and
                                      Pages S-1 - S-3 of
                                      the Supplement).
                                        "The    General
Partner"                                     (Pages 77-
79 of the
                                        Prospectus  and
Pages
                                       S-21  - S-22  of
the
                                       Supplement)  and
"The                                          Commodity
Broker"                            (Pages           79-
80                        of                        the
Prospectus)  and "The                           Limited
Partnership
Agreements" (Pages                                  86-
90                        of                        the
Prospectus).

     5.  Taxation  of  the Partnership's  5.  "Material
Federal                                         Limited
Partners                                 Income     Tax
Considera-
                                      tions" and "State
and
                                      Local Income  Tax
Aspects" (Pages 92-                               99 of
the
Prospectus).

(d)   Financial Information About Foreign and  Domestic
Operations     and Export Sales.

      The  Partnership has not engaged in any operations  in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.


Item 2.  PROPERTIES

      The  executive and administrative offices are  located

within the offices of DWR.  The DWR offices utilized by  the

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

Management Inc. ("DWFCM"), MSDWD (all such parties  referred to hereafter as the "Dean Witter Parties"), the Partnership,

certain other limited
partnership commodity pools of which Demeter is the  general partner, and

certain trading advisors (including JWH) to those pools.  On

June  16, 1997, the plaintiffs in the above actions filed  a

consolidated  amended  complaint,  alleging,   among   other

things,   that  the  defendants  committed  fraud,   deceit,

negligent  misrepresentation,  various  violations  of   the

California  Corporations  Code,  intentional  and  negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity

pools.   Similar purported class actions were also filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of  New  York, New York County, and on November 14, 1996  in

the  Superior  Court  of the State of Delaware,  New  Castle

County,  against the Dean Witter Parties and certain trading advisors  (including  JWH) on behalf of  all  purchasers  of interests  in  various limited partnership commodity  pools,

including  the Partnership, sold by DWR. A consolidated  and amended complaint in the action pending in the Supreme Court of  the  State  of  New York was filed on August  13,  1997,

alleging  that  the defendants committed  fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale and  operation of the various limited partnership  commodity pools.  On December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of

Delaware  was voluntarily dismissed without prejudice.   The

complaints  seek  unspecified amounts  of  compensatory  and punitive  damages  and other relief.  It  is  possible  that additional  similar actions may be filed and  that,  in  the course  of  these actions, other parties could be  added  as defendants.  The Dean Witter Parties believe that  they  and the  Partnership  have strong defenses  to,  and  they  will

vigorously  contest,  the actions.   Although  the  ultimate

outcome  of  legal  proceedings  cannot  be  predicted  with certainty,  it  is  the opinion of management  of  the  Dean

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 8,515.  No distributions have been made by the

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

      Dean Witter Cornerstone Fund I ("Cornerstone I"); Dean

Witter  Cornerstone  Fund II ("Cornerstone  II"),  and  Dean

Witter  Cornerstone  III  ("Cornerstone  III")  collectively

registered   250,000  Units  pursuant  to   a   Registration

Statement  on Form S-1, which became effective  on  May  31,

1984  (the  "Registration Statement") (SEC File  Numbers  2-

88587;   88587-01;  88587-02).   As  contemplated   in   the

Registration  Statement,  an additional  fund,  Dean  Witter

Cornerstone Fund IV ("Cornerstone IV" and, collectively with

Cornerstone  I,  Cornerstone II  and  Cornerstone  III,  the

("Partnerships")  was registered pursuant to  Post-Effective

Amendment

No.  5 to the Registration Statement, which became effective on

February  6,  1987.   The  managing  underwriter   for   the

Partnerships is DWR.

      The offering for Cornerstone I originally commenced on

May  31,  1984, and 18,679.643 Units of Cornerstone  I  were

sold  prior  to its dissolution on December 31,  1991.   The

offering  for  Cornerstone  II  and  Cornerstone  III   also

originally   commenced  on  May  31,  1984   and   currently

continues,   with   41,701.582  and  74,400.002   Units   of

Cornerstone  II  and  Cornerstone  III,  respectively,  sold through December 31, 1997.  The offering for Cornerstone  IV originally  commenced  on February  6,  1987  and  currently continues, with 100,579.559 Units sold through December  31,

1997.    Through   December  31,  1997,  an   aggregate   of

235,360.786 Units of the Partnership have been sold, leaving

14,639.214 Units remaining available for sale as of  January

1, 1998.

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

      The aggregate price of Units sold through December 31,

1997   with  respect  to  Cornerstone  IV  is  $167,785,223.

 .

       Effective   September  30,  1994,   Cornerstone   II,

Cornerstone  III  and  Cornerstone IV  were  closed  to  new investors;  Units  have  been  sold  since  then  solely  in

"Exchanges"  with existing investors, at 100% of  net  asset

value  per  Unit.   DWR  has been  paying  all  expenses  in

connection  with the offering of Units since  September  30,

1994, without reimbursement.


Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                                  For  the Years Ended
December 31,
                                   1997           1996            1995
1994           1993



Total Revenues
(including interest)           43,376,481     19,489,622     31,756,524
(8,045,411)  (679,994)


Net Income (Loss)              34,531,802     11,532,721     24,196,319
(18,909,651)  (14,283,394)


Net Income (Loss)
Per Unit (Limited
& General Partners)              1,230.81        367.93         529.66
(383.89)                    (270.10)


Total Assets                  121,378,550    97,292,310    105,362,851
112,210,624   127,032,391


Total Limited Partners'
Capital                       115,575,973    93,448,822    101,854,654
108,418,306   123,481,403


Net Asset Value Per
Unit of Limited
Partnership  Interest              4,435.47                   3,204.66
2,836.73       2,307.07              2,690.96









Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are deposited  in

separate  commodity trading accounts with DWR and Carr,  the commodity brokers, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts  on  foreign currencies. DWR and  Carr  hold  such assets  in  either designated depositories or in  securities

approved   by  the  Commodity  Futures  Trading   Commission

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into  off-exchange contracts with a counterparty,  the  sole recourse  of the Partnership will be the clearinghouse,  the exchange  member or the off-exchange contract  counterparty,

as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the Partnership, and the Partnerships is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter  deals  with  these  credit  risks   of   the

partnerships  in  several  ways.  First,  it  monitors  each partnership's credit exposure to each exchange  on  a  daily basis,  calculating not only the amount of  margin  required for  it but also the amount of its unrealized gains at  each

exchange,  if  any.   The  Commodity  Brokers  inform   each

partnership, as with all their customers, of its net  margin requirements for all its existing open positions, but do not break  that net figure down, exchange by exchange.  Demeter,

however, has installed a system which permits it to  monitor each partnership's potential margin liability, exchange by
exchange.   Demeter is then able to monitor  the  individual

partnership's potential net credit exposure to each exchange by  adding the unrealized trading gains on that exchange, if any, to the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options and forward contracts) in each
partnership's  account.   As of December  31,  1997,  Credit

Agricole Indosuez' total capital was over $3.25 billion  and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions and

exchanges   of  additional  Units  of  Limited   Partnership

Interest  in  the  future will affect the  amount  of  funds

available   for  investments  in  subsequent  periods.    As

redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore the impact of future redemptions.

      Results  of Operations.  As of December 31, 1997,  the

Partnership's total capital was $118,409,744, an increase of

$22,913,500   from  the  Partnership's  total   capital   of

$95,496,244, at December 31, 1996.  For
the  year ended December 31, 1997, the Partnership generated net  income  of $34,531,802, total subscriptions  aggregated

$223,794 and total re-demptions aggregated $11,842,096.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues, including  interest  income,  were

$43,376,481.  The Partnership's total expenses for the  year were  $8,844,679,  resulting in net income  of  $34,531,802.

The value of an individual unit in the Partnership increased from $3,204.66 at December 31, 1996 to $4,435.47 at December

31, 1997.

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

total  trading  revenues, including  interest  income,  were

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

1997 Annual Report to Partners, incorporated by reference in this  Form  10-K.  The Partnership's gains  and  losses  are

allocated   among  its  Limited  Partners  for  income   tax

purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached 1997

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock

Exchange,  the  Chicago Board Options  Exchange,  and  other major securities exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean Witter his
entire  career,  joining the firm  in  1975  as  an  account executive.  He served as a branch manager, regional director

and   national   sales  director,  before  being   appointed

president  and  chief operating officer of the  Dean  Witter

Consumer Markets.  In 1988 he was named president and  chief operating officer of Sears' Consumer Banking Division and in

January 1989 he became president and chief operating officer

of  Dean  Witter  Capital.   Mr.  DeMartini  has  served  as

chairman  of the board of the Nasdaq Stock Market, Inc.  and vice  chairman  of the board of the National Association  of

Securities  Dealers, Inc.  A native of  San  Francisco,  Mr.

DeMartini  holds a bachelor's degree in marketing  from  San

Diego State University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller in September

1983,  and currently holds those positions.  From July  1979 to  September  1983, he was associated with  E.F.  Hutton  &

Company  Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller.  From 1970

to  July 1979, he was associated with Arthur Anderson &  Co.

and  prior to his departure served as audit manager  in  the financial services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from 1967 to 1981.  Mr. Oelsner received his M.B.A. in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career at Arthur Anderson & Co.,

where she was employed in the audit division from 1982-1986. She is a member of the AICPA and the New

York State Society of Certified Public Accountants.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND  MANAGEMENT       (a)   Security  Ownership  of  Certain

Beneficial  Owners - As of December 31, 1997 there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter  owned  638.889 Units of General  Partnership

Interest  in  the Partnership, representing a  2.39  percent interest in the Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements," in the accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  In its capacity
as  the  Partnership's retail commodity broker, DWR received commodity  brokerage commissions (paid and  accrued  by  the

Partnership)  of $2,656,715 for the year ended December  31,

1997.

                          PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a)  1. Listing of Financial Statements

      The  following  financial statements  and  reports  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual   Report   to   Partners,   are

incorporated by reference in this Form 10-K:

          - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

          -     Statements  of  Financial  Condition  as  of
          December 31, 1997 and 1996.

          -      Statements   of  Operations,   Changes   in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          -    Notes to Financial Statements.

      With  the  exception of the aforementioned information

and  the information incorporated in Items 7, 8, and 13, the

1997  Annual  Report to Partners is not deemed to  be  filed with this report.

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

                                                   DEAN
                         WITTER CORNERSTONE FUND IV

(Registrant)

                                                    BY:
                         Demeter             Management
                         Corporation,

General Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer
                         EXHIBIT INDEX

                                                             Item
Method of Filing
-3.  Limited Partnership Agreement of
     the Partnership, dated as of
                   December               11,               1986.
(1)

-10. Management Agreement among the
     Partnership, Demeter and John W.
     Henry and Co. Inc (former name of John W.
        Henry & Company, Inc., dated as
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
(5)

-13.  December  31,  1997  Annual  Report  to  Limited  Partners.
(6)


(1)
Incorporated by reference to Exhibit 3.01 to Partnership's Annual
Report
on  Form  10-K for the fiscal year ended December 31, 1987  (File
No.                                                            0-
15442).

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
(File
No. 0-15442).

(5)
Incorporated  by reference to Exhibit 10.1(e) to  Post  Effective
Amendment
No.  23  to the Partnership's Registration Statement on Form  S-1
(File                                                         No.
2-88587), filed on August 28, 1996.

(6)                                                         Filed
herewith.

    Cornerstone
    Funds




    December 31, 1997
    Annual Report


                                                                 LOGO

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the thirteenth annual report for Cornerstone Funds II and III and the eleventh for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds on December 31, 1997 was as follows:

                                                                                         % CHANGE
       FUNDS                              N.A.V.                                         FOR YEAR
       -----                             ---------                                       --------
Cornerstone Fund II                      $3,724.92                                         18.0%
Cornerstone Fund III                     $2,993.52                                         10.2%
Cornerstone Fund IV                      $4,435.47                                         38.4%

CORNERSTONE FUND IV, the currency fund, recorded strong gains during January from a significant rise in the value of the U.S. dollar. As a result, profits were recorded from short positions in the Japanese yen, Swiss and French francs, as well as the German mark. During February, a continued strengthening in the value of the U.S. dollar resulted in significant profits from short positions in the Singapore dollar, most European currencies and the Japanese yen. Gains were also recorded during March as the U.S. dollar continued to move higher versus most Asian currencies. Smaller profits were recorded from short positions in the Singapore dollar and Japanese yen. Fund IV also benefited from a strengthening in the value of the Malaysian ringgit.

A continued decline in the value of the Japanese yen relative to the U.S. dollar resulted in additional profits during April. Smaller gains were recorded from short Singapore dollar and French franc positions. Losses were recorded during May due primarily to short positions in the Singapore dollar and Japanese yen as the value of these currencies reversed higher early in the month. Smaller losses were recorded from long Japanese yen positions established mid-month, as the value of the yen decreased during late May. Fund IV recorded gains during June from long Japanese yen positions established in late May as the value of the yen moved higher versus the U.S. dollar.

Significant gains were recorded during July from short positions in the German mark, New Zealand and Singapore dollars. Smaller profits were recorded from short positions in the French franc and Malaysian ringgit. Fund IV recorded gains during August due primarily to the Asian currency crisis, thus resulting in profits from short positions in the Malaysian ringgit and Singapore dollar. During September, a continued decline in the value of the Malaysian ringgit and Singapore dollar resulted in profits. Smaller gains were recorded from long positions in the Norwegian krone and German mark as the value of these currencies increased versus the U.S. dollar.

Fund IV recorded gains during October from short positions in the Singapore and Australian dollars, as the value of the U.S. dollar strengthened versus these Pacific Rim currencies. Smaller profits were recorded from long British pound positions as its value moved higher late in the month. Fund IV recorded strong profits during November from short positions in Pacific Rim currencies as the value of the Japanese yen, Singapore dollar, Malaysian ringgit and Australian dollar weakened relative to the U.S. dollar due to economic uncertainty in the Asian financial markets. As the economic turmoil in the Far East continued during December, significant profits were recorded from short positions in Pacific Rim currencies, particularly the Singapore dollar, Malaysian ringgit and Australian dollar.

CORNERSTONE FUND II, a diversified fund, recorded gains during January from a strengthening in the value of the U.S. dollar relative to the Japanese yen and German mark. Additional profits were recorded as gold prices declined to their lowest levels in over three years. Profits were recorded during February due to the continued strengthening in the value of the U.S. dollar relative to most major world currencies. Additional gains were recorded from an upward trend in coffee prices, as well as a downward move in gas and oil prices. Fund II recorded gains during March as the value of the U.S. dollar continued to strengthen versus the

Japanese yen and Singapore dollar. Additional gains were experienced from a continued upward move in coffee prices.

Losses were experienced during April from short positions in interest rate futures markets as domestic bond prices rallied late in the month after showing signs of trending lower previously. Smaller losses were experienced from long corn futures positions as prices in this market moved lower. In May, losses were experienced from transactions involving the Japanese yen and Singapore dollar. Smaller losses were recorded in the energy markets as oil prices moved in a short-term volatile pattern. These losses were partially offset by gains recorded from continued strengthening in coffee prices, as well as global stock index futures prices. Fund II recorded losses during June as coffee prices reversed sharply lower, thus giving back a portion of previous months' profits. Additional losses were experienced from trading crude oil futures as oil prices continued to move without consistent direction.

Significant gains were recorded during July from long U.S., Japanese and Australian bond futures positions as global interest rate futures prices trended higher. Additional gains were recorded in currencies from short positions in the German mark and Swiss franc as the value of these currencies decreased relative to the U.S. dollar. Small losses were experienced during August as gains recorded from short positions in the Malaysian ringgit and Singapore dollar were more than offset by losses experienced from long positions in U.S. and European interest rate futures as prices in these markets moved lower after trending higher previously. During September, Fund II recorded losses from trendless price movement in coffee, sugar and cocoa futures. Additional losses were experienced in the energy and agricultural markets as prices in these markets also moved without consistent direction. Smaller losses were experienced from transactions involving the Swiss franc, British pound and Japanese yen.

Fund II recorded profits during October from long positions in the British pound as its value increased relative to the U.S. dollar, and from short positions in the Singapore and Australian dollars as the value of the U.S. dollar strengthened versus these Pacific Rim currencies. Smaller gains were recorded from long positions in corn and soybean oil futures. Gains were recorded during November from short positions in the Japanese yen, Australian dollar and Malaysian ringgit as the value of these currencies declined versus the U.S. dollar due to economic uncertainty in Asia. Short gold futures positions resulted in smaller profits as gold prices broke below $300 an ounce for the first time in over twelve years. Fund II recorded significant gains during December from short positions in most Pacific Rim currencies, particularly the Japanese yen and Singapore dollar, as the economic turmoil in the Far East continued. Smaller profits were recorded from short crude oil futures positions as prices declined on news of increased supplies.

CORNERSTONE FUND III, also a diversified Fund, recorded profits during January due primarily to an increase in coffee prices during the month. Additional profits were recorded from a strengthening in the value of the U.S. dollar versus most major European currencies and the Japanese yen. In February, Fund III recorded significant gains as increasing price trends in coffee and the U.S. dollar continued throughout the month. As a result, profits were recorded from long coffee futures positions, as well as short positions in the Swiss franc, German mark and Japanese yen. Performance during March resulted in losses as many of the markets that produced gains during January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher relative to the U.S. dollar.

Fund III recorded losses during April as trendless price movement that began in March continued. The most significant losses were recorded from short positions in U.S. interest rate futures. Smaller losses were recorded in the currency, metals and agricultural markets. In May, gains were recorded from a continued upward trend in coffee prices. Additional gains were recorded from an increase in copper and zinc prices. Fund III recorded gains in June as the value of the Japanese yen moved higher versus the U.S. dollar. Additional profits were recorded from long global stock index futures positions as global equity prices trended higher.

During July, profits were recorded from long positions in global interest rate futures as Australian, U.S. and European bond futures prices trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened. A sharp trend reversal in global interest rate futures prices during August resulted in a give back of a portion of July's profits. Additional losses were experienced in the currency markets as the value of most European currencies reversed higher relative to the U.S. dollar. September was profitable as international bond futures prices moved higher, thus resulting in gains for long positions. Smaller gains were recorded from a dramatic increase in natural gas futures prices during the month.

During October, trend reversals in the value of the Mexican peso, as well as in global interest rate futures prices, resulted in losses for Fund III. Smaller losses were experienced from long positions in Australian stock index futures and silver futures. Fund III recorded profits during November from short Japanese yen positions as its value moved sharply lower amid concerns over Asian economic stability. Additional currency gains were recorded from long British pound positions as its value moved higher on news of an interest rate increase in Great Britain. Gains were also recorded from short gold futures positions as gold prices broke below $300 an ounce for the first time in over twelve years. In December, profits were recorded by Fund III from short positions in crude and heating oil futures as prices declined on reports of increasing inventories. Smaller gains were recorded from long silver futures positions as prices moved higher, and from short positions in gold futures as gold prices continued to drop below $290 an ounce.

Each of the three Cornerstone Funds recorded profits for the year primarily by taking advantage of price trends in the currency markets during January and February, as well as in the fourth quarter. Cornerstone Funds II and III also profited from long global interest rate futures positions during July as prices in these markets made a strong upward move. These gains, coupled with smaller gains from trading gold futures as gold prices declined late in the year, as well as the Trading Advisors' ability to limit losses from trend reversals and choppy price movement in the middle of the year, contributed to each of the Fund's success in 1997. Effective March 1, 1997, Abacus Trading Corporation ("Abacus") was removed as a Trading Advisor to Cornerstone Fund II. All assets formally managed by Abacus were allocated to Northfield Trading L.P. ("Northfield") during April. We believe Fund II has benefited from this mix of advisors, and will continue to do so given the opportunity for trending market conditions.

Since their inception in 1985, Cornerstone Funds II and III have increased by 282.0% (a compound annualized return of 10.8%), and 207.0% (a compound annualized return of 9.0%) respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 354.9% (a compound annualized return of 15.1%).

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    LOGO
    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER CORNERSTONE FUNDS
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

LOGO

February 17, 1998
New York, New York

DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                   ---------------------
                                                      1997       1996
                                                   ---------- ----------
                                                       $          $
                                 ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                             29,293,294 28,509,266
  Net unrealized gain on open contracts             2,003,679  1,316,434
                                                   ---------- ----------
  Total Trading Equity                             31,296,973 29,825,700
 Interest receivable (DWR)                            106,167     97,815
 Due from DWR                                          27,883    123,327
                                                   ---------- ----------
  Total Assets                                     31,431,023 30,046,842
                                                   ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Accrued incentive fees                               618,270    316,750
 Redemptions payable                                  199,022    442,706
 Accrued management fees                              104,350     99,352
 Common administrative expenses payable                21,640     52,339
 Accrued brokerage commissions (DWR)                      --      83,967
 Accrued transaction fees and costs                       --       5,558
                                                   ---------- ----------
  Total Liabilities                                   943,282  1,000,672
                                                   ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (7,967.401 and 8,987.942 Units,
   respectively)                                   29,677,943 28,360,195
 General Partner (217.400 Units)                      809,798    685,975
                                                   ---------- ----------
  Total Partners' Capital                          30,487,741 29,046,170
                                                   ---------- ----------
  Total Liabilities and Partners'
    Capital                                        31,431,023 30,046,842
                                                   ========== ==========
 NET ASSET VALUE PER UNIT                            3,724.92   3,155.36
                                                   ========== ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  1997       1996        1995
                                --------- ----------  ----------
                                    $         $           $
REVENUES
Trading Profit (Loss):
 Realized                       6,363,803  7,321,679  11,081,716
 Net change in unrealized         687,245 (2,051,673)   (947,973)
                                --------- ----------  ----------
  Total Trading Results         7,051,048  5,270,006  10,133,743
Interest income (DWR)           1,228,298  1,179,784   1,471,022
                                --------- ----------  ----------
  Total Revenues                8,279,346  6,449,790  11,604,765
                                --------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)     1,383,112  1,719,932   1,864,093
Management fees                 1,159,248  1,167,223   1,307,872
Incentive fees                    650,800    329,590     381,720
Transaction fees and costs        128,692    170,971     160,238
Common administrative expenses     41,330     14,612       8,183
                                --------- ----------  ----------
  Total Expenses                3,363,182  3,402,328   3,722,106
                                --------- ----------  ----------
NET INCOME                      4,916,164  3,047,462   7,882,659
                                ========= ==========  ==========
NET INCOME ALLOCATION:
Limited Partners                4,792,341  2,976,870   7,753,763
General Partner                   123,823     70,592     128,896
NET INCOME PER UNIT:
Limited Partners                   569.56     324.71      592.90
General Partner                    569.56     324.71      592.90


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
                                                         $           $
                                  ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               39,762,715  40,587,011
  Net unrealized gain on open contracts               1,938,295   2,580,803
  Net option premiums                                  (158,765)   (291,412)
                                                     ----------  ----------
  Total Trading Equity                               41,542,245  42,876,402
 Interest receivable (DWR)                              145,100     138,367
 Due from DWR                                            94,981     122,701
                                                     ----------  ----------
  Total Assets                                       41,782,326  43,137,470
                                                     ==========  ==========
                    LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    429,759     680,730
 Accrued management fees                                138,480     142,387
 Common administrative expenses payable                  99,713     137,548
 Accrued brokerage commissions (DWR)                        --      129,098
 Accrued transaction fees and costs                         --       12,349
                                                     ----------  ----------
  Total Liabilities                                     667,952   1,102,112
                                                     ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (13,352.334 and 15,097.603 Units,
   respectively)                                     39,970,539  40,997,752
 General Partner (382.103 Units)                      1,143,835   1,037,606
                                                     ----------  ----------
  Total Partners' Capital                            41,114,374  42,035,358
                                                     ----------  ----------
  Total Liabilities and Partners'
    Capital                                          41,782,326  43,137,470
                                                     ==========  ==========
 NET ASSET VALUE PER UNIT                              2,993.52    2,715.51
                                                     ==========  ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  1997        1996        1995
                                ---------  ----------  ----------
                                    $          $           $
REVENUES
Trading Profit (Loss):
 Realized                       7,439,669   8,925,181  14,260,042
 Net change in unrealized        (642,508) (2,997,491)    561,437
                                ---------  ----------  ----------
  Total Trading Results         6,797,161   5,927,690  14,821,479
Interest income (DWR)           1,786,271   1,657,400   2,061,461
                                ---------  ----------  ----------
  Total Revenues                8,583,432   7,585,090  16,882,940
                                ---------  ----------  ----------
EXPENSES
Brokerage commissions (DWR)     2,294,914   2,772,496   3,499,743
Management fees                 1,728,062   1,629,715   1,828,013
Transaction fees and costs        229,570     379,973     502,332
Common administrative expenses     69,344      24,702      21,158
                                ---------  ----------  ----------
  Total Expenses                4,321,890   4,806,886   5,851,246
                                ---------  ----------  ----------
NET INCOME                      4,261,542   2,778,204  11,031,694
                                =========  ==========  ==========
NET INCOME ALLOCATION:
Limited Partners                4,155,313   2,699,171  10,824,963
General Partner                   106,229      79,033     206,731
NET INCOME PER UNIT:
Limited Partners                   278.01      206.83      541.04
General Partner                    278.01      206.83      541.04


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------- ----------
                                                          $          $
                                  ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               119,181,131 91,656,399
  Net unrealized gain on open contracts                1,815,112  5,330,520
                                                     ----------- ----------
  Total Trading Equity                               120,996,243 96,986,919
 Interest receivable (DWR)                               382,307    305,391
                                                     ----------- ----------
  Total Assets                                       121,378,550 97,292,310
                                                     =========== ==========
                     LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Incentive fees payable                                1,594,371        --
 Redemptions payable                                     899,127  1,269,513
 Accrued management fees                                 403,011    322,552
 Common administrative expenses payable                   72,297    126,007
 Accrued brokerage commissions (DWR)                         --      74,340
 Accrued transaction fees and costs                          --       3,654
                                                     ----------- ----------
  Total Liabilities                                    2,968,806  1,796,066
                                                     ----------- ----------
 PARTNERS' CAPITAL
 Limited Partners (26,057.228 and 29,160.287 Units,
   respectively)                                     115,575,973 93,448,822
 General Partner (638.889 Units)                       2,833,771  2,047,422
                                                     ----------- ----------
  Total Partners' Capital                            118,409,744 95,496,244
                                                     ----------- ----------
  Total Liabilities and Partners'
    Capital                                          121,378,550 97,292,310
                                                     =========== ==========
 NET ASSET VALUE PER UNIT                               4,435.47   3,204.66
                                                     =========== ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997              1996             1995
                                   ----------        ----------       ----------
                                       $                 $                $
REVENUES
Trading Profit (Loss):
 Realized                          42,691,318        10,304,825       27,041,974
 Net change in unrealized          (3,515,408)        5,260,377         (198,148)
                                   ----------        ----------       ----------
  Total Trading Results            39,175,910        15,565,202       26,843,826
Interest income (DWR)               4,200,571         3,924,420        4,912,698
                                   ----------        ----------       ----------
  Total Revenues                   43,376,481        19,489,622       31,756,524
                                   ----------        ----------       ----------
EXPENSES
Management fees                     4,287,974         3,904,737        4,575,372
Brokerage commissions (DWR)         2,656,715         3,781,486        2,776,225
Incentive fees                      1,594,371               --               --
Transaction fees and costs            171,578           222,993          168,718
Common administrative expenses        134,041            47,685           39,890
                                   ----------        ----------       ----------
  Total Expenses                    8,844,679         7,956,901        7,560,205
                                   ----------        ----------       ----------
NET INCOME                         34,531,802        11,532,721       24,196,319
                                   ==========        ==========       ==========
NET INCOME ALLOCATION:
Limited Partners                   33,745,453        11,297,656       23,857,922
General Partner                       786,349           235,065          338,397
NET INCOME PER UNIT:
Limited Partners                     1,230.81            367.93           529.66
General Partner                      1,230.81            367.93           529.66


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
DEAN WITTER CORNERSTONE FUND II
Partners' Capital, December
31, 1994                     14,019.450    30,885,515    486,487  31,372,002
Offering of Units                70.020       178,837        --      178,837
Net Income                          --      7,753,763    128,896   7,882,659
Redemptions                  (3,198.372)   (8,604,610)       --   (8,604,610)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1995                     10,891.098    30,213,505    615,383  30,828,888
Offering of Units                56.043       155,468        --      155,468
Net Income                          --      2,976,870     70,592   3,047,462
Redemptions                  (1,741.799)   (4,985,648)       --   (4,985,648)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1996                      9,205.342    28,360,195    685,975  29,046,170
Offering of Units                94.328       314,932        --      314,932
Net Income                          --      4,792,341    123,823   4,916,164
Redemptions                  (1,114.869)   (3,789,525)       --   (3,789,525)
                             ----------   -----------  --------- -----------
Partners' Capital,
December 31, 1997             8,184.801    29,677,943    809,798  30,487,741
                             ==========   ===========  ========= ===========
DEAN WITTER CORNERSTONE FUND III
Partners' Capital, December
31, 1994                     23,887.701    46,250,611    751,842  47,002,453
Offering of Units                25.778        49,000        --       49,000
Net Income                          --     10,824,963    206,731  11,031,694
Redemptions                  (5,198.558)  (11,133,473)       --  (11,133,473)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1995                     18,714.921    45,991,101    958,573  46,949,674
Offering of Units                 3.594         8,388        --        8,388
Net Income                          --      2,699,171     79,033   2,778,204
Redemptions                  (3,238.809)   (7,700,908)       --   (7,700,908)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1996                     15,479.706    40,997,752  1,037,606  42,035,358
Offering of Units                 1.841         5,000        --        5,000
Net Income                          --      4,155,313    106,229   4,261,542
Redemptions                  (1,747.110)   (5,187,526)       --   (5,187,526)
                             ----------   -----------  --------- -----------
Partners' Capital,
December 31, 1997            13,734.437    39,970,539  1,143,835  41,114,374
                             ==========   ===========  ========= ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS

STATEMENT OF CHANGES IN PARTNERS' CAPITAL--(CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
DEAN WITTER CORNERSTONE FUND IV
Partners' Capital, December
31, 1994                      47,632.891  108,418,306  1,473,960 109,892,266
Offering of Units                 77.319      212,691        --      212,691
Net Income                           --    23,857,922    338,397  24,196,319
Redemptions                  (11,165.696) (30,634,265)       --  (30,634,265)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1995                      36,544.514  101,854,654  1,812,357 103,667,011
Offering of Units                 37.715      108,665        --      108,665
Net Income                           --    11,297,656    235,065  11,532,721
Redemptions                   (6,783.053) (19,812,153)       --  (19,812,153)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1996                      29,799.176   93,448,822  2,047,422  95,496,244
Offering of Units                 57.083      223,794        --      223,794
Net Income                           --    33,745,453    786,349  34,531,802
Redemptions                   (3,160.142) (11,842,096)       --  (11,842,096)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1997             26,696.117  115,575,973  2,833,771 118,409,744
                             ===========  ===========  ========= ===========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS
                                                         ENDED
                                                      DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   4,916,164   3,047,462   7,882,659
Noncash item included in net income:
 Net change in unrealized                     (687,245)  2,051,673     947,973
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                      (8,352)      9,670      17,183
 Due from DWR                                   95,444     (97,802)     24,860
Increase (decrease) in
  operating liabilities:
 Accrued incentive fees                        301,520       9,183     307,567
 Accrued management fees                         4,998      (4,886)     (1,622)
 Common administrative expenses payable        (30,699)    (28,975)    (29,854)
 Accrued brokerage commissions (DWR)           (83,967)    (10,486)     13,185
 Accrued transaction fees
   and costs                                    (5,558)     (1,399)      1,237
                                            ----------  ----------  ----------
Net cash provided by operating activities    4,502,305   4,974,440   9,163,188
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of units                              314,932     155,468     178,837
Increase (decrease) in redemptions payable    (243,684)    307,817    (251,210)
Redemptions of units                        (3,789,525) (4,985,648) (8,604,610)
                                            ----------  ----------  ----------
Net cash used for financing activities      (3,718,277) (4,522,363) (8,676,983)
                                            ----------  ----------  ----------
Net increase in cash                           784,028     452,077     486,205
Balance at beginning of period              28,509,266  28,057,189  27,570,984
                                            ----------  ----------  ----------
Balance at end of period                    29,293,294  28,509,266  28,057,189
                                            ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS
                                                         ENDED
                                                     DECEMBER 31,
                                           -----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  -----------
                                               $           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  4,261,542   2,778,204   11,031,694
Noncash item included in net income:
 Net change in unrealized                     642,508   2,997,491     (561,437)
(Increase) decrease in
  operating assets:
 Net option premiums                         (132,647)    291,412          --
 Interest receivable (DWR)                     (6,733)     21,313       33,368
 Due from DWR                                  27,720       1,755       89,133
Increase (decrease) in
  operating liabilities:
 Accrued management fees                       (3,907)    (16,243)        (265)
 Common administrative expenses payable       (37,835)    (84,488)     (44,369)
 Accrued brokerage
   commissions (DWR)                         (129,098)    (37,030)     (34,476)
 Accrued transaction fees
   and costs                                  (12,349)     (8,629)       7,239
                                           ----------  ----------  -----------
Net cash provided by operating activities   4,609,201   5,943,785   10,520,887
                                           ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of units                               5,000       8,388       49,000
Increase (decrease) in
  redemptions payable                        (250,971)     41,381      (26,829)
Redemptions of units                       (5,187,526) (7,700,908) (11,133,473)
                                           ----------  ----------  -----------
Net cash used for financing activities     (5,433,497) (7,651,139) (11,111,302)
                                           ----------  ----------  -----------
Net decrease in cash                         (824,296) (1,707,354)    (590,415)
Balance at beginning of period             40,587,011  42,294,365   42,884,780
                                           ----------  ----------  -----------
Balance at end of period                   39,762,715  40,587,011   42,294,365
                                           ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                               34,531,802   11,532,721   24,196,319
Noncash item included in net income:
 Net change in unrealized                 3,515,408   (5,260,377)     198,148
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                  (76,916)      59,356       69,406
Increase (decrease) in operating
  liabilities:
 Accrued incentive fee                    1,594,371          --           --
 Accrued management fees                     80,459      (26,487)     (22,567)
 Common administrative expenses payable     (53,710)    (141,781)     (89,342)
 Accrued brokerage commissions (DWR)        (74,340)      41,760       32,580
 Accrued transaction fees
   and costs                                 (3,654)       2,025        1,629
                                        -----------  -----------  -----------
Net cash provided by operating
  activities                             39,513,420    6,207,217   24,386,173
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                           223,794      108,665      212,691
Increase (decrease) in redemptions
  payable                                  (370,386)     224,709     (544,818)
Redemptions of units                    (11,842,096) (19,812,153) (30,634,265)
                                        -----------  -----------  -----------
Net cash used for financing activities  (11,988,688) (19,478,779) (30,966,392)
                                        -----------  -----------  -----------
Net increase (decrease) in cash          27,524,732  (13,271,562)  (6,580,219)
Balance at beginning of period           91,656,399  104,927,961  111,508,180
                                        -----------  -----------  -----------
Balance at end of period                119,181,131   91,656,399  104,927,961
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The general partner for each Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At the time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnerships' futures and futures options trades and the counterparty on the Partnerships' foreign currency trades. DWR serves as a non-clearing commodity broker for the Partnerships' with Carr providing all clearing services for the Partnerships' transactions.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

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

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS-- Each Partnerships' assets "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading, the net asset or liability related to unrealized gains or losses on open contracts and the net option premiums paid and/or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements with DWR.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Brokerage commissions for each Partnership are accrued at 80% of DWR's published non-member rates on a half-turn basis. Related transaction fees and costs are accrued on a half-turn basis.

Through March 31, 1995, brokerage commissions were capped at 1% per month of the adjusted Net Assets allocated to each trading program employed by a Trading Advisor. From April 1, 1995 through August 31, 1996, the cap was reduced to 3/4 of 1%.

As of September 1, 1996, brokerage commissions and transaction fees chargeable to each Partnership have been capped at 13/20 of 1% per month of the Partnership's month end Net Assets (as defined in the Limited Partnership Agreement) applied on a per trading system basis, allocated to each such trading program.

OPERATING EXPENSES--Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of Units of each Partnership outstanding during the month in which such expenses are incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon fifteen days advance notice by redemption form to the General Partner.

EXCHANGES--Limited Partners may transfer their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreement) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIP--Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

Each Partnership pays brokerage commissions to DWR on trades executed on its behalf as described in Note 1. Each Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership as of December 31, 1997 were as follows:

Dean Witter Cornerstone Fund II
 Northfield Trading L.P.
 John W. Henry & Company, Inc. ("JWH")

Dean Witter Cornerstone Fund III
 Abraham Trading Co.
 Welton Investment Systems Corporation
 Sunrise Capital Management, Inc.

Dean Witter Cornerstone Fund IV
 John W. Henry & Company, Inc.
 Sunrise Capital Management, Inc.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued at the rate of 1/3 of 1% per month of the Net Assets under management by each trading advisor at each month end.

INCENTIVE FEE--Each Partnership pays an annual incentive fee equal to 15% of the "New Appreciation" in Net Assets as of the end of each annual incentive period ending December 31, except for Dean Witter Cornerstone Fund IV, which pays incentive fees at the end of each annual incentive period ending May 31. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid on those redemptions to the trading advisor in the month of such redemption.

4. FINANCIAL INSTRUMENTS

The Partnerships trade futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                                 CORNERSTONE II
                              ---------------------
                               CONTRACT OR NOTIONAL AMOUNT
                              -----------------------------
                                 1997       1996
                              ---------- ----------
                                  $          $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase     30,057,000 18,287,000
  Commitments to Sell         13,539,000 70,723,000
 Commodity Futures:
  Commitments to Purchase      6,148,000  6,346,000
  Commitments to Sell         15,082,000 14,596,000
 Foreign Futures:
  Commitments to Purchase     25,543,000 57,075,000
  Commitments to Sell         20,799,000  8,798,000
 OFF-EXCHANGE-TRADED FORWARD
   CURRENCY CONTRACTS
  Commitments to Purchase     17,705,000 26,688,000
  Commitments to Sell         46,518,000 18,334,000

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                CORNERSTONE III
                                            -----------------------
                                              CONTRACT OR NOTIONAL AMOUNT
                                            -------------------------------
                                               1997        1996
                                            ----------- -----------
                                                 $           $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase                    50,242,000 118,163,000
  Commitments to Sell                        21,172,000  59,405,000
  Options Written                                   --   18,613,000
 Commodity Futures:
  Commitments to Purchase                     8,055,000  17,683,000
  Commitments to Sell                        31,622,000  22,811,000
  Options Written                                   --   18,407,000
 Foreign Futures:
  Commitments to Purchase                    50,870,000  62,344,000
  Commitments to Sell                        42,064,000  22,390,000
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
  Commitments to Purchase                    27,863,000     420,000
  Commitments to Sell                        41,794,000   1,379,000
                                                CORNERSTONE IV
                                            -----------------------
                                              CONTRACT OR NOTIONAL AMOUNT
                                            -------------------------------
                                               1997        1996
                                            ----------- -----------
                                                 $           $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase                           --   93,583,000
  Commitments to Sell                               --  118,029,000
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
  Commitments to Purchase                   218,670,000 208,140,000
  Commitments to Sell                       427,237,000 205,227,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is offset by forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled at December 31, 1997 and 1996, respectively, $2,003,679 and $1,316,434 for Cornerstone II, $1,938,295 and $2,580,803 for Cornerstone III and $1,815,112 and $5,330,520 for Cornerstone IV.

For Cornerstone II, of the $2,003,679 net unrealized gain on open contracts at December 31, 1997, $1,675,343 related to exchange-traded futures contracts and $328,336 related to off-exchange-traded forward currency contracts. Of the $1,316,434 net unrealized gain on open contracts at December 31, 1996, $1,342,050 related to exchange-traded futures contracts and $(25,616) related to off-exchange-traded forward currency contracts.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

For Cornerstone III, of the $1,938,295 net unrealized gain on open contracts at December 31, 1997, $2,168,497 related to exchange-traded futures contracts and $(230,202) related to off-exchange-traded forward currency contracts. Of the $2,580,803 net unrealized gain on open contracts at December 31, 1996, $2,589,289 related to exchange-traded futures contracts and $(8,486) related to off-exchange-traded forward currency contracts.

For Cornerstone IV, of the $1,815,112 net unrealized gain on open contracts at December 31, 1997 all related to off-exchange-traded forward currency contracts. Of the $5,330,520 net unrealized gain on open contracts at December 31, 1996, $5,350,525 related to exchange-traded futures contracts and $(20,005) related to off-exchange-traded forward currency contracts.

The contract amounts in the above table represent each Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in each Partnerships' Statement of Financial Condition.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 31, 1997 and 1996 mature as follows:

                                                       1997          1996
                                                  -------------- ------------
 CORNERSTONE II
 Exchange-Traded Contracts                        December 1998  June 1998
 Off-Exchange-Traded Forward Currency Contracts   March 1998     March 1997
 CORNERSTONE III
 Exchange-Traded Contracts                        June 1998      June 1997
 Off-Exchange-Traded Forward Currency Contracts   March 1998     January 1997
 CORNERSTONE IV
 Exchange-Traded Contracts                        September 1998 March 1997
 Off-Exchange-Traded Forward Currency Contracts   April 1998     March 1997

The Partnerships also have credit risk because either DWR or Carr act as the futures commission merchant or the counterparty with respect to most of the Partnerships' assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants of all of each Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled at December 31, 1997 and 1996 respectively, $30,968,637 and $29,851,316 for Cornerstone II, $41,931,212 and
$43,176,300 for Cornerstone III, and $119,181,131 and $97,006,924 for
Cornerstone IV. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of Carr, the counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnerships.

For the years ended December 31, 1997 and 1996 the average fair value of financial instruments held for trading purposes was as follows:

CORNERSTONE II                                           1997
--------------                                  ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              32,004,000 25,556,000
 Commodity Futures                              14,417,000 12,696,000
 Foreign Futures                                26,042,000 10,396,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  36,907,000 46,749,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              48,469,000 47,433,000
 Commodity Futures                              24,459,000 22,228,000
 Foreign Futures                                43,821,000 14,875,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  38,522,000 44,536,000
CORNERSTONE III                                          1997
---------------                                 ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              82,881,000 46,462,000
 Options on Financial Futures                      698,000 64,639,000
 Commodity Futures                              26,095,000 21,377,000
 Options on Commodity Futures                    1,117,000  4,712,000
 Foreign Futures                                44,764,000 26,219,000
 Options on Foreign Futures                      7,229,000        --
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  12,599,000 13,558,000

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              105,128,000  74,480,000
 Options on Financial Futures                           --   10,138,000
 Commodity Futures                               44,276,000  18,531,000
 Options on Commodity Futures                           --    2,763,000
 Foreign Futures                                 80,000,000  27,228,000
 Options on Foreign Futures                             --          584
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS      233,000     354,000
CORNERSTONE IV                                           1997
--------------                                  -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               34,008,000  57,577,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  299,407,000 414,754,000
                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED FINANCIAL FUTURES CONTRACTS      67,114,000 125,331,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  334,452,000 334,461,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnerships, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18, and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

of Delaware, New Castle County, against the Dean Witter
Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnerships, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Supreme Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnerships have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnerships.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148