Form 10-Q
period 1998-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 1998-05-15
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

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


c/o Demeter Management Corporation
Two   World  Trade  Center,  62  Fl.  New  York,  NY        10048
(Address of principal executive offices)             (Zip Code)


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

Yes    X            No


                 DEAN WITTER CORNERSTONE FUND IV

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1998 (Unaudited) and December 31, 1997...........2

   Statements of Operations for the Quarters Ended
   March 31, 1998 and 1997 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1998 and 1997
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1998 and 1997 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-10

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............11-14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................15-16

Item 2. Changes in Securities and Use of Proceeds.........16-18

Item 6. Exhibits and Reports on Form 8-K.....................19





                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              112,897,192     119,181,131
 Net unrealized gain on open contracts      2,770,167  1,815,112

 Total Trading Equity              115,667,359     120,996,243

 Interest receivable (DWR)             381,493        382,307

 Total Assets                      116,048,852     121,378,550


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fees payable              1,184,852       1,594,371
 Redemptions payable                   808,741        899,127
 Accrued management fees               385,216         403,011
   Common   administrative   expenses   payable            98,651
72,297

 Total Liabilities                   2,477,460       2,968,806

Partners' Capital

 Limited Partners (25,569.928 and
  26,057.228 Units, respectively   110,802,877     115,575,973
 General Partner (638.889 Units)     2,768,515       2,833,771

 Total Partners' Capital           113,571,392     118,409,744

  Total  Liabilities and Partners' Capital   116,048,852   121,37
8,550


NET ASSET VALUE PER UNIT              4,333.33        4,435.47

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (3,606,536) 18,386,077
    Net change in unrealized        955,055    (4,421,966)

      Total Trading Results       (2,651,481) 13,964,111

    Interest Income (DWR)         1,174,972    1,011,502

      Total Revenues              (1,476,509) 14,975,613


EXPENSES

    Management fees               1,155,472    1,041,674
    Brokerage commissions (DWR)     467,394      726,311
    Common administrative expenses   26,354       37,151
    Transaction fees and costs       23,798       43,411
    Incentive fees                  (409,519)                -

      Total Expenses              1,263,499    1,848,547

NET INCOME (LOSS)                 (2,740,008) 13,127,066


NET INCOME (LOSS) ALLOCATION:

    Limited Partners              (2,674,752) 12,843,162
    General Partner                  (65,256)    283,904


NET INCOME (LOSS) PER UNIT:

    Limited Partners                 (102.14)     444.37
    General Partner                  (102.14)     444.37


         The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
  December 31, 1996    29,799.176  $93,448,822 $2,047,422 $95,496
,244

Offering of Units          4.194     13,442  -           13,442

Net Income                -        12,843,162 283,904 13,127,066

Redemptions            (1,264.609) (4,497,910)         -           (4,497,910)

Partners' Capital
  March 31, 1997       28,538.761  $101,807,516 $2,331,326 $104,1
38,842




Partners' Capital
   December 31, 1997   26,696.117  $115,575,973  $2,833,771  $118
,409,744

Offering of Units        26.273    112,938  -          112,938

Net Loss                 -        (2,674,752) (65,256)(2,740,008)

Redemptions                (513.573)     (2,211,282)            -
(2,211,282)

Partners' Capital
   March 31, 1998      26,208.817  $110,802,877  $2,768,515  $113
,571,392







         The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (2,740,008) 13,127,066
 Noncash item included in net income (loss):
    Net change in unrealized        (955,055)  4,421,966

 (Increase) decrease in operating assets:
    Interest receivable (DWR)           814       (46,701)
 Increase (decrease) in operating liabilities:
    Incentive fees payable          (409,519)      -
    Accrued management fees          (17,795)     30,595
    Common administrative expenses payable26,354  37,151
    Accrued brokerage commissions (DWR)-          (33,912)
       Accrued   transaction   fees   and    costs              -
(1,667)

 Net cash provided by (used for) operating activities (4,095,209)
17,534,498


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                  112,938       13,442
   Increase   (decrease)  in  redemptions  payable(90,386)535,656
Redemptions of units              (2,211,282)  (4,497,910)

 Net cash used for financing activities   (2,188,730)(3,948,812)


 Net increase (decrease) in cash  (6,283,939) 13,585,686

 Balance at beginning of period   119,181,131  91,656,399

 Balance at end of period       112,897,192  105,242,085





        The accompanying footnotes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND IV

                  NOTES TO FINANCIAL STATEMENTS

                           (Unaudited)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Dean Witter Cornerstone

Fund  IV  (the  "Partnership").   The  financial  statements  and

condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean   Witter  Cornerstone  Fund  IV  is  a  limited  partnership organized  to  engage  in the speculative  trading  of  commodity futures  contracts  and forward contracts on foreign  currencies.

The  Partnership  is  one of the Dean Witter  Cornerstone  Funds,

comprised  of  Dean  Witter  Cornerstone  Fund  II,  Dean  Witter

Cornerstone Fund III, and Dean Witter Cornerstone Fund  IV.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated  broker,

Carr  Futures,  Inc. ("Carr"), providing clearing  and  execution services.  Both Demeter and DWR are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  The trading advisors who  make all trading decisions for the Partnership are  John  W.

Henry & Company, Inc. ("JWH") and Sunrise Capital Management.



2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in

                DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

31, 1998 and December 31, 1997, open contracts were:

                                  Contract or Notional Amount
                                March 31, 1998       December 31,
1997
                                     $                    $
 Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       147,983,000        218,670,000
   Commitments to Sell           254,468,000        427,237,000

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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $2,770,167 and

$1,815,112 at March 31, 1998 and December 31, 1997, respectively.



The  entire  $2,770,167 net unrealized gain on open contracts  at

March  31,  1998 related to off-exchange-traded forward  currency contracts.



The  entire  $1,815,112 net unrealized gain on open contracts  at

December 31, 1997 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1998 and December  31,  1997  mature through June 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's extent of involvement in the particular class of

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect  to  most  of  the Partnership's assets.  Exchange-traded futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily  basis.   DWR

and  Carr,  as the futures commission merchants for  all  of  the

Partnership's exchange-traded futures and options contracts,  are required pursuant to regulations of the Commodity Futures Trading

Commission  ("CFTC") to segregate from their own assets  and  for the sole benefit of their commodity customers, all funds held  by them  with respect to exchange-traded futures contracts including an  amount  equal to the net unrealized gain on all open  futures and  options  contracts,  which funds  totaled  $112,897,192  and

$119,181,131   at   March  31,  1998  and  December   31,   1997,

respectively.   With  respect  to the Partnership's  off-exchange

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward

                 DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


currency contracts, the Partnership is at risk to the ability  of

Carr, the sole counterparty on all of such contracts, to perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.


For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:



                                            March 31, 1998
                                       Assets       Liabilities
                                         $               $

Off-Exchange-Traded Forward
 Currency Contracts                 341,247,000     467,588,000


                                            December   31,   1997
Assets        Liabilities
                                         $                $
Exchange-Traded Contracts
  Financial Futures                 34,008,000       57,577,000
Off-Exchange-Traded Forward
 Currency Contracts                299,407,000      414,754,000

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS.


Liquidity.  The Partnership's assets are on deposit  in  separate commodity  interest  trading accounts  with  DWR  and  Carr,  the commodity  brokers, and are used by the Partnership as margin  to

engage   in  commodity  futures,  forward  contracts  and   other

commodity  interest  trading. DWR and Carr hold  such  assets  in either  designated depositories or in securities approved by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade  in  commodity futures contracts  and  other  commodity interests,  it is expected that the Partnership will continue  to own such liquid assets for margin purposes.



The  Partnership's  investment  in commodity  futures  contracts,

forward contracts, and other commodity interests may be illiquid.

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading losses net of interest income were $1,476,509. During the first quarter, the Partnership recorded a loss in Net Asset Value per  Unit.  The most significant losses were recorded from choppy movement  in  the value of the South African rand and  Australian dollar  relative  to  the U.S. dollar during January  and  March.

Additional  currency losses were experienced from short  Japanese yen positions as the value of the yen increased during January in reaction  to the Japanese government's proposed economic stimulus

plan.   During  February,  smaller  losses  were  recorded   from

transactions involving the yen as its value moved in a short-term volatile pattern. These losses were mitigated by gains recorded from  short positions in the German mark and Swiss franc  as  the

value   of  the  U.S.  dollar  strengthened  relative  to   these

currencies  during March.  Additional profits were recorded  from short  New  Zealand dollar positions as its value also  decreased versus  the  U.S.  dollar during March.  Total expenses  for  the quarter  were $1,263,499, resulting in a net loss of  $2,740,008.

The value of an individual Unit in the Partnership decreased from

$4,435.47 at December 31, 1997 to $4,333.33 at March 31, 1998.



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

Futures  &  Currency  Management Inc., MSDW,  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors  (including JWH) to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended complaint,  alleging,  among other things,  that  the  defendants committed  fraud,  deceit,  negligent misrepresentation,  various violations  of the California Corporations Code, intentional  and

negligent  breach  of  fiduciary  duty,  fraudulent  and   unfair

business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.

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



The  offering for Cornerstone IV originally commenced on February

6,  1987  and  currently continues, with 100,607.447  Units  sold through March 31, 1998.  Through March 31, 1998, an aggregate  of

235,388.674  Units  of the Partnership have  been  sold,  leaving

14,611.326  Units remaining available for sale  as  of  April  1,

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

Value  per Unit, and a sales charge of 5% of the sum of  the  Net

Asset Value per Unit and the charge for offering expenses, during the "Continuous Offering".

The  aggregate  price of Units sold through March 31,  1998  with respect to Cornerstone IV is $167,936,749.



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




                               Dean Witter Cornerstone Fund IV
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

May 11, 1998                   By:    /s/    Patti   L.    Behnke
                               Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.