Form 10-Q
period 1998-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 1998-08-11
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No

                 DEAN WITTER CORNERSTONE FUND IV

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1998 (Unaudited) and December 31, 1997............2

   Statements of Operations for the Quarters Ended
   June 30, 1998 and 1997 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 1998 and 1997 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 1998 and 1997
   (Unaudited)................................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1998 and 1997 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............12-17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................18

Item 2.  Changes in Securities and Use of Proceeds........18-19

Item 6.  Exhibits and Reports on Form 8-K....................20





                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                            116,634,568      119,181,131
 Net unrealized gain on open contracts  11,738,740    1,815,112

 Total Trading Equity            128,373,308      120,996,243

 Interest receivable (DWR)           379,076          382,307

 Total Assets                    128,752,384      121,378,550


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fees payable            2,192,552        1,594,371
 Redemptions payable               1,018,602          899,127
 Accrued management fees             427,338          403,011
   Common   administrative  expenses   payable            123,674
72,297

 Total Liabilities                 3,762,166        2,968,806

Partners' Capital

 Limited Partners (24,944.941 and
   26,057.228 Units, respectively)121,868,915     115,575,973
 General Partner (638.889 Units)    3,121,303       2,833,771

 Total Partners' Capital         124,990,218      118,409,744

  Total  Liabilities and Partners' Capital  128,752,384     121,3
78,550


NET ASSET VALUE PER UNIT            4,885.52         4,435.47

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       8,133,849 (1,181,474)
    Net change in unrealized       8,968,573 (1,179,769)

      Total Trading Results       17,102,422 (2,361,243)

    Interest Income (DWR)          1,127,721 1,036,775

      Total Revenues              18,230,143 (1,324,468)


EXPENSES

    Incentive fees                 2,028,248   -
    Management fees                1,177,862 1,011,085
      Brokerage commissions (DWR)    735,477   752,284
    Transaction fees and costs        36,848    47,546
         Common     administrative     expenses            36,212
33,388

      Total Expenses               4,014,647 1,844,303

NET INCOME (LOSS)                 14,215,496 (3,168,771)


NET INCOME (LOSS) ALLOCATION

    Limited Partners              13,862,708 (3,097,184)
    General Partner                  352,788   (71,587)


NET INCOME (LOSS) PER UNIT

    Limited Partners                  552.19  (112.05)
    General Partner                   552.19  (112.05)

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $

REVENUES
 Trading profit (loss):
    Realized                       4,527,313 17,204,603
    Net change in unrealized       9,923,628 (5,601,735)

      Total Trading Results       14,450,941 11,602,868

    Interest Income (DWR)          2,302,693 2,048,277

      Total Revenues              16,753,634 13,651,145


EXPENSES

    Management fees                2,333,334 2,052,759
    Incentive fees                1,618,729     -
    Brokerage commissions (DWR)    1,202,871 1,478,595
         Common      administrative     expenses           62,565
70,539
    Transaction fees and costs        60,647      90,957

      Total Expenses               5,278,146 3,692,850

NET INCOME                        11,475,488 9,958,295

NET INCOME ALLOCATION

    Limited Partners              11,187,956 9,745,978
    General Partner                  287,532  212,317


NET INCOME PER UNIT

    Limited Partners                  450.05  332.32
    General Partner                  450.05   332.32

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
    December   31,   1996     29,799.176              $93,448,822
$2,047,422                       $95,496,244

Offering    of    Units           11.519                   39,545
-                                   39,545

Net      Income                   -                     9,745,978
212,317                          9,958,295

Redemptions                 (1,954.091)               (6,965,751)
-                                 (6,965,751)

Partners' Capital,
    June   30,   1997         27,856.604              $96,268,594
$2,259,739                       $98,528,333



Partners' Capital,
   December   31,   1997     26,696.117              $115,575,973
$2,833,771                       $118,409,744

Offering    of    Units           41.522                  178,410
-                                 178,410

Net     Income                   -                     11,187,956
287,532                          11,475,488

Redemptions                 (1,153.809)               (5,073,424)
-                                 (5,073,424)

Partners' Capital,
   June   30,   1998         25,583.830              $121,868,915
$3,121,303                       $124,990,218





           The accompanying notes are an integral part of these financial statements.



                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income                       11,475,488                9
,958,295
 Noncash item included in net income:
         Net     change     in     unrealized         (9,923,628)
5,601,735

 Increase (decrease) in operating assets:
    Interest receivable (DWR)         3,231              (22,169)

 Increase (decrease) in operating liabilities:
    Incentive fees payable          598,181              -
          Accrued      management      fees                24,327
8,146
      Common  administrative  expenses  payable            51,377
(873)
    Accrued brokerage commissions (DWR)-                 3,276
          Accrued      transaction      fees      and       costs
-
913

  Net  cash  provided  by  operating activities   2,228,976     1
5,549,323


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                 178,410               39,545
    Increase   (decrease)   in   redemptions   payable    119,475
(588,354)
   Redemptions  of  units            (5,073,424)                (
6,965,751)

  Net  cash  used  for  financing activities   (4,775,539)      (
7,514,560)

   Net  increase  (decrease)  in  cash(2,546,563)               8
,034,763

   Balance  at  beginning  of  period119,181,131                9
1,656,399

  Balance  at  end  of  period       116,634,568                9
9,691,162

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

Partnership's December 31, 1997 Annual Report on Form 10-K.



1. Organization

The  Partnership is a limited partnership organized to engage  in the  speculative  trading  of  commodity  futures  contracts  and forward  contracts on foreign currencies (collectively,  "futures

interests").   The  Partnership  is  one  of  the   Dean   Witter

Cornerstone Funds, comprised of Dean Witter Cornerstone Fund  II,

Dean  Witter  Cornerstone  Fund III, and  the  Partnership.   The

general  partner  is Demeter Management Corporation  ("Demeter").

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR"), with an unaffiliated broker, Carr Futures Inc. ("Carr"),

providing clearing and execution services.  Both Demeter and  DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

("MSDW").   The  trading advisors who make all trading  decisions

for the Partnership are John W. Henry & Company, Inc. ("JWH") and

Sunrise Capital Management, Inc.

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

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts on  foreign currencies.  Futures and forwards represent contracts for delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1998  and

December 31, 1997, open contracts were:

                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      275,653,000      218,670,000
   Commitments to Sell          476,596,000      427,237,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $11,738,740 and

$1,815,112 at June 30, 1998 and December 31, 1997, respectively.



The  $11,738,740 and $1,815,112 of net unrealized gains  on  open contracts  at  June 30, 1998 and December 31, 1997, respectively,

related   entirely   to  off-exchange-traded   forward   currency

contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 1998 and December 31, 1997 mature through

September 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial instrument, but not the credit risk associated with

                 DEAN WITTER CORNERSTONE FUND IV
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value settled or charged to the Fund's account on a

daily  basis.   Each  of  DWR and Carr, as a  futures  commission

merchant for the Partnership's exchange-traded futures contracts,

is  required,  pursuant to regulations of the  Commodity  Futures

Trading  Commission ("CFTC"), to segregate from their own assets,

and  for the sole benefit of their commodity customers, all funds held  by  them with respect to exchange-traded futures contracts,

including an amount equal to the net unrealized gain on all  open

futures   contracts  which  funds,  in  the  aggregate,   totaled

$116,634,568  and $119,181,131 at June 30, 1998 and December  31,

1997,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-

                DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).


For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $

Off-Exchange-Traded Forward
 Currency Contracts                366,770,586       502,261,702


                                        December 31, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 34,008,000       57,577,000
Off-Exchange-Traded Forward
 Currency Contracts                299,407,000      414,754,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result  in restrictions on redemptions.  The Partnership  may  be

subject   to  additional  liquidity  risks  because   it   trades

exclusively in world
currencies,  the  markets for some of which  are  or  may  become illiquid at times.



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

Units  of Limited Partnership Interest in the future will  affect the amount of funds available for investment in futures interests in  subsequent periods.  Since they are at the discretion of  the

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions and exchanges.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading revenues including interest income of  $18,230,143

and  posted  a  gain  in  Net Asset Value  per  Unit.   The  most

significant  gains  were recorded from short South  African  rand positions as its value trended sharply lower relative to the U.S.

dollar during May and June despite an effort by the South African

government  to  prevent  its  currency  from  dropping   further.

Additional  currency gains were recorded from short Japanese  yen positions  as  the  value of the yen also declined  significantly relative  to  other currencies during May and June amid  concerns regarding  the  Japanese economy. Smaller profits  were  recorded from short Australian and New Zealand dollar positions during May and June as the value of these currencies also moved lower versus the  U.S. dollar.  A portion of the Partnership's profits for the quarter  was offset by losses incurred during April and May  from short German mark positions as its value moved higher relative to the  U.S.  dollar  following a downward move in previous  months.

Smaller currency losses were experienced from short positions  in the French and Swiss francs as the value of these currencies also moved higher versus the U.S. dollar during April.  Total expenses for  the  three  months  ended June  30,  1998  were  $4,014,647,

resulting  in  net  income  of  $14,215,496.   The  value  of  an

individual  Unit in the Partnership increased from  $4,333.33  at

March 31, 1998 to $4,885.52 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading revenues including interest income of  $16,753,634

and  posted  a  gain  in  Net Asset Value  per  Unit.   The  most

significant profits were recorded during May and June from  short

South  African rand positions as the value of this currency  fell significantly lower relative to the U.S. dollar. Additional gains were recorded from short New Zealand dollar positions as its value also decreased versus the U.S. dollar during March, May and June.  Short Japanese yen positions also proved profitable as the  value  of the yen weakened versus other major currencies  in reaction  to  the economic and political turmoil plaguing  Japan.

These gains were partially offset by losses recorded during April and May from short German mark positions as the value of the mark reversed higher after moving lower in March.  Smaller losses were experienced from transactions involving the British pound as  its value  moved without consistent direction for a majority  of  the first  half of the year.  Total expenses for the six months ended

June  30,  1998  were  $5,278,146  resulting  in  net  income  of

$11,475,488.  The value of an individual Unit in the  Partnership increased  from  $4,435.47 at December 31, 1997 to  $4,885.52  at

June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income of  $1,324,468  and

posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded  during  May  and  June  from  short  positions  in  the

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

German  mark. Total expenses for the three months ended June  30,

1997 were $1,844,303, resulting in a net loss of $3,168,771.  The value  of  an  individual Unit in the Partnership decreased  from

$3,649.03 at March 31, 1997 to $3,536.98 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading revenues including interest income of  $13,651,145

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  trading  gains were recorded from  a  strong  upward trend  in  the value of the U.S. dollar versus most  other  major currencies during January and February.  As a result, gains  were recorded  from  short  positions in the  Singapore  dollar,  most

European  currencies, particularly the German  mark,  French  and

Swiss  francs,  and the Japanese yen.  The strengthening  of  the

U.S.  dollar relative to the Japanese yen continued during  March and  April,  resulting in additional gains for the  Partnership's

short  yen  positions.   A portion of the  Partnership's  overall

currency gains
for  the  first half of the year was offset by losses experienced from  transactions involving the British pound during  the  first

quarter.   Losses were also recorded from transactions  involving

the  New  Zealand  dollar during March, May  and  June,  and  the

Australian   dollar   during  January.    Smaller   losses   were

experienced  from  trading  the  Malaysian  ringgit  as   profits

recorded  during  March and May were more than offset  by  losses experienced  during  April.  Total expenses for  the  six  months ended  June 30, 1997 were $3,692,850, resulting in net income  of

$9,958,295.   The value of an individual Unit in the  Partnership

increased  from  $3,204.66 at December 31, 1996 to  $3,536.98  at

June 30, 1997.

                  PART II.   OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter  Cornerstone Fund I ("Cornerstone I"),  Dean  Witter

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

2-88587;   88587-01;   88587-02).    As   contemplated   in   the

Registration  Statement,  an additional  fund,  the  Partnership,

(collectively with Cornerstone I, Cornerstone II and  Cornerstone

III,  the  "Cornerstone Funds") was registered pursuant to  Post-

Effective  Amendment No. 5 to the Registration  Statement,  which became  effective on February 6, 1987.  The managing  underwriter for the Cornerstone Funds is DWR.



The offering for the Partnership originally commenced on February

6,  1987  and  currently continues, with 100,621.345  Units  sold through  June  30, 1998.  Through June 30, 1998, the  Cornerstone

Funds  have  sold  an  aggregate of  235,407.756  Units,  leaving

14,592.244 Units remaining available for sale as of July 1, 1998.

The  aggregate  price of Units sold through June  30,  1998  with respect to the Partnership is $168,001,174.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K - No such reports have been filed for the quarter ended June 30, 1998.

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




                               Dean Witter Cornerstone Fund IV
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

August 12, 1998                By:  /s/   Lewis A.  Raibley,  III
                               Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.