Form 10-Q
period 1998-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 1998-11-16
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1998 (Unaudited) and December 31, 1997....2

   Statements of Operations for the Quarters Ended
   September 30, 1998 and 1997 (Unaudited).................3

   Statements of Operations for the Nine Months Ended
   September 30, 1998 and 1997 (Unaudited).................4

   Statements of Changes in Partners' Capital for the
   Nine Months Ended September 30, 1998 and 1997
   (Unaudited).............................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1998 and 1997 (Unaudited).................6

   Notes to Financial Statements (Unaudited)............7-11

Item 2. Management's Discussion and Analysis of Financial
                                                               Condition and
        Results of Operations............12-20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................21

Item 2.  Changes in Securities and Use of Proceeds.....21-22

Item 6.  Exhibits and Reports on Form 8-K.................22





               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               DEAN WITTER CORNERSTONE FUND IV
              STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             120,171,089     119,181,131
 Net unrealized gain on open contracts      2,341,606   1,815,112

 Total Trading Equity             122,512,695     120,996,243

Interest receivable (DWR)             370,577         382,307

 Total Assets                     122,883,272     121,378,550


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fees payable             1,563,123       1,594,371
 Redemptions payable                  780,938         899,127
 Accrued management fees               407,708        403,011
 Common administrative expenses payable      163,206      72,297

 Total Liabilities                  2,914,975       2,968,806


Partners' Capital

 Limited Partners (24,415.136 and
  26,057.228 Units, respectively) 116,909,051     115,575,973
 General Partner (638.889 Units)    3,059,246       2,833,771

 Total Partners' Capital          119,968,297     118,409,744

 Total Liabilities and Partners' Capital 122,883,272  121,378,550

NET ASSET VALUE PER UNIT              4,788.38        4,435.47

          The accompanying notes are an integral part of these financial statements.

               DEAN WITTER CORNERSTONE FUND IV
                  STATEMENTS OF OPERATIONS
                         (Unaudited)

                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     7,119,335      8,859,251
    Net change in unrealized     (9,397,134)    3,583,478

      Total Trading Results      (2,277,799)   12,442,729

 Interest Income (DWR)           1,131,920     1,041,011

      Total Revenues             (1,145,879)  13,483,740


EXPENSES

 Management fees                 1,259,836   1,078,113
 Brokerage commissions (DWR)       585,467     667,208
 Common administrative expenses     39,532      37,749
 Transaction fees and costs         33,562      50,595
 Incentive fees                    (629,430)           -

      Total Expenses             1,288,967   1,833,665


NET INCOME (LOSS)                (2,434,846) 11,650,075


NET INCOME (LOSS) ALLOCATION

 Limited Partners                (2,372,789) 11,381,929
                       General                       Partner
(62,057)                           268,146


NET INCOME (LOSS) PER UNIT

       Limited      Partners                         (97.14)
419.71                                      General Partner (97.14)
419.71
          The accompanying notes are an integral part of these financial statements.

               DEAN WITTER CORNERSTONE FUND IV
                  STATEMENTS OF OPERATIONS
                         (Unaudited)


                             For the Nine Months Ended September 30,
                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      11,646,648 26,063,854
    Net change in unrealized         526,494  (2,018,257)

      Total Trading Results       12,173,142 24,045,597

 Interest Income (DWR)             3,434,613    3,089,288

      Total Revenues              15,607,755 27,134,885


EXPENSES

 Management fees                   3,593,170  3,130,872
 Brokerage commissions (DWR)       1,788,338  2,145,802
 Incentive fees                      989,299      -
 Common administrative expenses      102,097    108,287
 Transaction fees and costs           94,209      141,554

      Total Expenses               6,567,113   5,526,515


NET INCOME                         9,040,642 21,608,370


NET INCOME ALLOCATION

 Limited Partners                  8,815,167 21,127,907
 General Partner                     225,475    480,463


NET INCOME PER UNIT

                       Limited                      Partners
352.91
752.03
                       General                       Partner
352.91                              752.03

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)


                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1996  29,799.176             $93,448,822           $2,047,422
$95,496,244

Offering of Units       17.979             63,963        -            63,963

Net Income               -                 21,127,907            480,463
21,608,370

Redemptions           (2,703.260)            (9,887,331)                 -
(9,887,331)

Partners' Capital
 September 30, 1997     27,113.895         $104,753,361          $2,527,885
$107,281,246




Partners' Capital
 December 31, 1997  26,696.117             $115,575,973          $2,833,771
$118,409,744

Offering of Units       55.230             245,529      -             245,529

Net Income              -                  8,815,167             225,475
9,040,642

Redemptions           (1,697.322)            (7,727,618)                 -
(7,727,618)

Partners' Capital
 September 30, 1998  25,054.025               $116,909,051       $3,059,246
$119,968,297







         The accompanying notes are an integral part of these financial statements.

               DEAN WITTER CORNERSTONE FUND IV
                  STATEMENTS OF CASH FLOWS
                         (Unaudited)



                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                        9,040,642               2
1,608,370
Noncash item included in net income:
     Net change in unrealized        (526,494)             2
,018,257

 (Increase) decrease in operating assets:
     Interest receivable (DWR)        11,730               (
38,041)

 Increase (decrease) in operating liabilities:
    Incentive fees payable           (31,248)            -
     Accrued management fees            4,697              3
7,736
     Common administrative expenses payable90,909          3
6,876
     Accrued brokerage commissions (DWR)-                  (
74,340)
      Accrued   transaction  fees   and   costs            -
(3,654)

Net  cash provided by operating activities  8,590,236      2
3,585,204


CASH FLOWS FROM FINANCING ACTIVITIES

  Offering of units                  245,529               6
3,963
  Decrease in redemptions payable    (118,189)             (
464,352)
  Redemptions of units            (7,727,618)              (
9,887,331)

Net  cash used for financing activities  (7,600,278)       (
10,287,720)

Net  increase in cash                989,958               1
3,297,484

Balance  at beginning of period    119,181,131             9
1,656,399

Balance  at end of period        120,171,089               1
04,953,883


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

Corporation ("Demeter").  The non-clearing commodity  broker is  Dean  Witter  Reynolds  Inc. ("DWR"),  an  affiliate  of

Demeter.  The clearing commodity broker is Carr Futures Inc.

("Carr"),  providing clearing and execution services.   Both

Demeter  and  DWR  are wholly-owned subsidiaries  of  Morgan

Stanley  Dean  Witter & Co. ("MSDW").  The trading  advisors for the Partnership retained by Demeter are John W. Henry &

               DEAN WITTER CORNERSTONE FUND IV
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Company,  Inc.  and Sunrise Capital Management,  Inc.,  (the

"Trading Advisors").



2. Related Party Transactions

The  Partnership's cash is on deposit with DWR and  Carr  in

futures   interest   trading   accounts   to   meet   margin

requirements  as needed. DWR pays interest  on  these  funds based on current 13-week U.S. Treasury bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.


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

volatility.   At September 30, 1998 and December  31,  1997,

open contracts were:

                          Contract or Notional Amount
                       September 30, 1998  December 31, 1997
                                    $              $
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    416,642,000     218,670,000
   Commitments to Sell        223,490,000     427,237,000

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

$2,341,606 and $1,815,112 at September 30, 1998 and December

31, 1997, respectively.



The  $2,341,606  and $1,815,112 of net unrealized  gains  on open  contracts at September 30, 1998 and December 31, 1997,

respectively,   related   entirely  to   off-exchange-traded

forward currency contracts.



Off-exchange-traded forward currency contracts held  by  the

Partnership  at  September 30, 1998 and  December  31,  1997

mature through December 1998 and April 1998, respectively.



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

Trading  Commission ("CFTC"), to segregate  from  their  own

assets,   and  for  the  sole  benefit  of  their  commodity

customers, all funds held by them with respect to  exchange-

traded  futures contracts, including an amount equal to  the net  unrealized  gain  on all open futures  contracts  which

funds,   in   the   aggregate,  totaled   $120,171,089   and

$119,181,131  at September 30, 1998 and December  31,  1997,

respectively.   With  respect  to  the  Partnership's   off-

exchange-traded  forward currency contracts,  there  are  no daily  settlements of variations in value nor is  there  any requirement that an amount equal to the net unrealized  gain on open forward contracts be segregated.

                DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



With  respect to those off-exchange traded forward  currency contracts,  the  Partnership is at risk to  the  ability  of

Carr,  the  sole  counterparty on  all  such  contracts,  to

perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account  with

Carr (including foreign currency contracts).


For  the  nine months ended September 30, 1998 and the  year ended December 31, 1997, the average fair value of financial instruments held for trading purposes was as follows:

                                     September 30, 1998
                                                      Assets
Liabilities
                                       $               $

Off-Exchange-Traded Forward
 Currency Contracts             412,780,000      507,286,000


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

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with DWR as  non-clearing  broker  and Carr  as  clearing  broker  in separate  futures interest trading accounts established  for each  Trading  Advisor and are used by  the  Partnership  as margin  to engage in futures interest trading.  Such  assets are held in either non-interest bearing bank accounts or  in securities  approved by the CFTC for investment of  customer funds.  The Partnership's assets held by DWR and Carr may be used  as margin solely for the Partnership's trading.  Since the  Partnership's  sole  purpose is  to  trade  in  futures interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures interests may, from time  to  time,  be  illiquid.  Most United  States  futures exchanges  limit  fluctuations in certain  futures  interest prices  during  a single day by regulations referred  to  as

"daily   price  fluctuations  limits"  or  "daily   limits."

Pursuant to such regulations, during a single trading day no trades may be executed at prices beyond the daily limit.  If the price for a particular futures interest has increased or decreased  by an amount equal to the daily limit,  positions in such futures interest can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures interests prices have occasionally moved the daily  limit for several consecutive days with little or  no

trading.    Such   market  conditions  could   prevent   the

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


Capital  Resources  The Partnership does not have, nor  does it  expect  to have, any capital assets.  Future redemptions and  exchanges of Units of Limited Partnership Interest will affect  the  amount  of funds available  for  investment  in futures interests in subsequent periods.  Since they are  at the  discretion of the Limited Partners, it is not  possible to  estimate the amount and therefore, the impact of  future redemptions and exchanges.

Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter ended September 30, 1998, the  Partnership recorded  total  trading losses net of  interest  income  of

$1,145,879  and  posted a decrease in Net  Asset  Value  per

Unit. The most significant losses were recorded during  July from  long British pound positions as the value of the pound moved  lower relative to the U.S. dollar after showing signs

of  trending  higher earlier in the month.   Smaller  losses

were  recorded from transactions involving the British pound during  the remainder of the quarter as its value failed  to move  with consistent direction relative to the U.S. dollar.

The value of the Australian dollar also moved in a trendless pattern  versus  the U.S. dollar during July  and  September resulting  in additional losses recorded by the Partnership.

Smaller  losses  were incurred during September  from  short

Japanese  yen positions as the value of the yen strengthened versus  the  U.S.  dollar.  This increase  in  the  yen  was spurred  by  several remarks from top finance  officials  in

Tokyo  stating that Japan was close to intervening in  order to  support  the yen.  As a result of this increase  in  the

yen,   new  long  positions  were  established  during  mid-

September, only to result in additional losses as the  value of the yen reversed lower due to the failure of the Japanese government  to  present any new initiatives toward  economic reform  in that country.  These losses were partially offset by profits recorded during

September from long German mark positions as the U.S. dollar weakened  relative to most European currencies due to  fears over  the  White  House  scandal, continued  concerns  about emerging markets and anticipation of an interest rate cut by

the   Federal  Reserve.   Additional  currency  gains   were

recorded  from  long positions in the French  franc  as  its value  also  strengthened  versus  the  U.S.  dollar  during

September.   Total  expenses  for  the  three  months  ended

September 30, 1998 were $1,288,967, resulting in a net  loss

of  $2,434,846.   The  value of an individual  Unit  in  the

Partnership  decreased from $4,885.52 at June  30,  1998  to

$4,788.38 at September 30, 1998.



For   the   nine  months  ended  September  30,  1998,   the

Partnership   recorded  total  trading  revenues   including

interest income of $15,607,755 and posted an increase in Net

Asset  Value  per Unit.  The most significant  profits  were recorded  during May and June from short South African  rand positions  as  the value of this currency fell significantly lower  relative to the U.S. dollar despite an effort by  the

South  African  government to support its  ailing  currency.

Additional gains were recorded from short New Zealand dollar positions as its value also decreased versus the U.S. dollar during  March,  May and June.  Smaller gains  were  recorded from  long  French franc positions during September  as  the value of the U.S. dollar weakened relative to most major currencies due to fears over the White House scandal,

continued  concerns about emerging markets and  anticipation of an interest rate cut by the Federal Reserve.  These gains

were   partially   offset   by   losses   experienced   from

transactions involving the British pound as its value  moved without consistent direction during the first nine months of

the  year.   Smaller losses were recorded  during  July  and

September from transactions involving the Australian  dollar as  its value also moved in a trendless pattern relative  to the  U.S. dollar.  Total expenses for the nine months  ended

September 30, 1998 were $6,567,113, resulting in net  income

of  $9,040,642.   The  value of an individual  Unit  in  the

Partnership increased from $4,435.47 at December 31, 1997 to

$4,788.38 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter ended September 30, 1997, the  Partnership recorded total trading revenues including interest income of

$13,483,740  and posted an increase in Net Asset  Value  per

Unit.   The most significant gains were recorded from  short

positions  in  the Malaysian ringgit as its value  decreased

relative   to  the  U.S.  dollar  throughout  the   quarter.

Additional currency gains were recorded during July  as  the value of the U.S. dollar strengthened relative to most major world  currencies.  A  portion of the Partnership's  overall gains for the quarter was offset by losses recorded from transactions involving the Japanese yen and British pound as the  value  of  these  currencies moved  without  consistent direction  during a majority of the quarter. Total  expenses

for   the  three  months  ended  September  30,  1997   were

$1,833,665,   resulting in net income of  $11,650,075.   The

value  of  an  individual Unit in the Partnership  increased from  $3,536.98 at June 30, 1997 to $3,956.69  at  September

30, 1997.



For   the   nine  months  ended  September  30,  1997,   the

Partnership   recorded  total  trading  revenues   including

interest income of $27,134,885 and posted an increase in Net

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

Total expenses for the nine months ended September 30,  1997 were  $5,526,515,  resulting in net income  of  $21,608,370.

The value of an individual Unit in the Partnership increased

from  $3,204.66  at  December  31,  1996  to  $3,956.69   at

September 30, 1997.



Year  2000  Problem  - Commodity pools, like  financial  and business  organizations and individuals  around  the  world,

depend on the smooth functioning of computer systems.   Many

computer  systems in use today cannot recognize the computer code  for  the year 2000, but revert to 1900 or  some  other

date.   This  is commonly known as the "Year 2000  Problem".

The  Partnership  could be adversely  affected  if  computer systems  used by it or any third party with whom  it  has  a material  relationship do not properly process and calculate date-related  information and data concerning  dates  on  or after January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades and prices and the services provided to the Partnership.



MSDW began its planning in response to the Year 2000 Problem in  1995 and currently has several hundred employees working

on  such  response.   It has developed  its  own  Year  2000

compliance  plan to deal with the problem and had  the  plan approved  by  the company's executive management,  Board  of

Directors and Information Technology Department. Demeter is coordinating with MSDW in taking steps that both believe are reasonably  designed to address the Year 2000  Problem  with respect  to  Demeter's computer systems that relate  to  the

Partnership.  This includes hardware and software  upgrades,

systems consulting and computer maintenance.



Beyond  the challenge facing internal computer systems,  the systems  failure of any of the third parties with  whom  the

Partnership  has  a  material  relationship  -  the  futures

exchanges  and  clearing  organizations  through  which   it

trades,  Carr, or the Trading Advisors - could result  in  a material  financial risk to the Partnership.  Regarding  the futures  exchanges,  all  U.S.  futures  exchanges  will  be subject  to the monitoring of the CFTC for their  Year  2000 preparedness  and  the major foreign futures  exchanges  are also  expected to be subject to market-wide testing of their

Year 2000 compliance during 1999.  With respect to Carr  and the  Trading  Advisors,  Demeter intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance  and,

where  applicable, to test its external interface with  Carr and the Trading Advisors.



Finally,  MSDW  has  begun developing  various  "contingency plans"  in the event that the systems of such third  parties fail,  and Demeter intends to consult closely with  MSDW  in implementing those plans. MSDW has also recently reported that its development of such contingency plans is proceeding on  schedule.  Despite the best efforts of both Demeter  and

MSDW,  however,  there can be no assurance  that  the  above steps will be sufficient to avoid any adverse impact to  the

Partnership,  whether from failures in  their  own  computer systems or those of Carr, the Trading Advisors or any  other third party.



Risks  Associated with the Euro - On January 1, 1999, eleven countries  in  the European Union intend to establish  fixed conversion rates on their existing sovereign currencies  and convert to a common single currency (the "euro").  During  a

three-year   transition  period,  the   existing   sovereign

currencies  will  continue to exist  but  only  as  a  fixed denomination  of  the euro.  Conversion  to  the  euro  will

prevent   the  Trading  Advisors  from  trading  in  certain

currencies and thereby limit their ability to take advantage of  potential market opportunities that might otherwise have existed had separate currencies been available to trade, and could result in losses with respect to those positions.

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

February  6,  1987.   The  managing  underwriter   for   the

Cornerstone Funds is DWR.



The  offering  for the Partnership originally  commenced  on

February  6,  1987 and currently continues, with 100,628.206

Units  sold  through September 30, 1998.  Through  September

30, 1998, the Cornerstone Funds have sold an aggregate of

235,414.617 Units, leaving an aggregate of 14,585.383  Units in  the Cornerstone Funds remaining available for sale as of

October 1, 1998.



The aggregate price of Units sold through September 30, 1998 with respect to the Partnership is $168,034,669.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

Reports  on  Form 8-K - No reports have been filed  for  the quarter ended September 30, 1998.

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




                           Dean Witter Cornerstone Fund IV
                                (Registrant)

                               By:     Demeter    Management
Corporation
                               (General Partner)

November 16, 1998          By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.