Form 10-Q
period 1999-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 1999-05-17
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

Yes    X            No


                 DEAN WITTER CORNERSTONE FUND IV

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 1999


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1999 (Unaudited) and December 31, 1998...........2

   Statements of Operations for the Quarters Ended
   March 31, 1999 and 1998 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1999 and 1998
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1999 and 1998 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-10

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............11-16

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . 17-25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................   26

Item 2. Changes in Securities and Use of Proceeds.........26-27

Item 6. Exhibits and Reports on Form 8-K.....................27





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              113,741,942   119,800,551
  Net  unrealized gain (loss) on open contracts    1,726,693    (
2,827,252)

      Total Trading Equity         115,468,635   116,973,299

 Interest receivable (DWR)             342,904       350,412

      Total Assets                 115,811,539     117,323,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued incentive fees                991,263       1,154,685
 Redemptions payable                   774,811         459,703
 Accrued management fees               384,374         389,518
 Accrued administrative expenses       115,094          78,706

      Total Liabilities              2,265,542       2,082,612

Partners' Capital

 Limited Partners (23,549.400 and
  24,059.670 Units, respectively   112,264,156     113,967,408
 General Partner (268.889 Units)     1,281,841       1,273,691

 Total Partners' Capital           113,545,997     115,241,099

  Total  Liabilities and Partners' Capital   115,811,539   117,32
3,711


NET ASSET VALUE PER UNIT              4,767.18        4,736.86

          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (3,058,578)  (3,606,536)
    Net change in unrealized      4,553,945       955,055
      Total Trading Results       1,495,367    (2,651,481)
    Interest Income (DWR)         1,014,755     1,174,972

      Total Revenues              2,510,122    (1,476,509)


EXPENSES

    Management fees               1,139,154    1,155,472
    Brokerage commissions (DWR)     664,723      467,394
    Administrative expenses          36,388       26,354
    Transaction fees and costs       31,341       23,798
    Incentive fees                   (56,436)    (409,519)

      Total Expenses              1,815,170     1,263,499

NET INCOME (LOSS)                   694,952     (2,740,008)

NET INCOME (LOSS) ALLOCATION:

    Limited Partners                686,802    (2,674,752)
    General Partner                   8,150       (65,256)


NET INCOME (LOSS) PER UNIT:

    Limited Partners                  30.32       (102.14)
    General Partner                   30.32       (102.14)

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital
   December 31, 1997   26,696.117  $115,575,973  $2,833,771  $118
,409,744

Offering of Units        26.273    112,938  -          112,938

Net Loss                 -        (2,674,752) (65,256)(2,740,008)

Redemptions                (513.573)     (2,211,282)            -
(2,211,282)

Partners' Capital
   March 31, 1998      26,208.817  $110,802,877  $2,768,515  $113
,571,392



 Partners' Capital
   December 31, 1998   24,328.559  $113,967,408  $1,273,691$115,2
41,099

Offering of Units          2.311    10,825      -       10,825

Net Income                 -       686,802       8,150 694,952

Redemptions                 (512.581)    (2,400,879)            -
(2,400,879)

Partners' Capital
   March 31, 1999       23,818.289 $112,264,156  $1,281,841$113,5
45,997







           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  694,952    (2,740,008)
 Noncash item included in net income (loss):
    Net change in unrealized      (4,553,945)    (955,055)

 Decrease in operating assets:
     Interest receivable (DWR)       7,508         814
 Increase (decrease) in operating liabilities:
    Accrued incentive fees          (163,422)    (409,519)
    Accrued management fees           (5,144)     (17,795)
    Accrued administrative expenses        36,388      26,354

 Net cash used for operating activities (3,983,663) (4,095,209)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering   of   units                    10,825        112,938
Increase   (decrease)  in  redemptions  payable315,108   (90,386)
Redemptions of units              (2,400,879)      (2,211,282)

  Net  cash  used  for  financing activities   (2,074,946)    (2,
188,730)


 Net decrease in cash             (6,058,609)  (6,283,939)

 Balance at beginning of period  119,800,551     119,181,131

 Balance at end of period       113,741,942     112,897,192


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

Partnership's December 31, 1998 Annual Report on Form 10-K.



1.  Organization. Dean Witter Cornerstone Fund IV  is  a  limited partnership  organized  to engage in the speculative  trading  of futures  contracts  and forward contracts on  foreign  currencies

(collectively, "futures interests").  The Partnership is  one  of the  Dean  Witter  Cornerstone Funds, comprised  of  Dean  Witter

Cornerstone  Fund II, Dean Witter Cornerstone Fund III,  and  the

Partnership.   The  Partnership's  general  partner  is   Demeter

Management  Corporation ("Demeter").  The non-clearing  commodity broker  is  Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing  commodity broker, Carr Futures Inc. ("Carr"),  provides clearing and execution services.  Both Demeter and DWR are wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

The  trading  advisors to the Partnership are  John  W.  Henry  &

Company, Inc. and Sunrise Capital Management, Inc. (collectively,

the "Trading Advisors").

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill rates. The Partnership pays brokerage  commissions to DWR.



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



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,726,693 and

$(2,827,252)   at   March  31,  1999  and  December   31,   1998,

respectively.



Of  the $1,726,693 net unrealized gain on open contracts at March

31,  1999,  all  related to off-exchange-traded forward  currency contracts.



Of  the  $(2,827,252) net unrealized loss on  open  contracts  at

December  31,  1998,  all related to off-exchange-traded  forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1999 and December  31,  1998  mature through June 1999 and March 1999, respectively.

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $113,741,942 and $119,800,551 at March 31,

1999 and December 31, 1998, respectively.



With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




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



Capital  Resources.  The Partnership does not have, nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of  Units of Limited Partnership Interest  ("Unit(s)")

will  affect  the  amount of funds available  for  investment  in futures interests in subsequent periods.  Since they are  at  the discretion  of Limited Partners, it is not possible  to  estimate the  amount  and therefore, the impact of future redemptions  and exchanges.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $2,510,122

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  were  recorded from short  positions  in  the

European common currency, the euro, as its value declined  versus the U.S. dollar during February due to a recent economic slowdown in  Europe  and fears that the European Central Bank would  lower interest rates in an effort to stimulate growth. During March, gains were recorded from short positions in the euro, as well as the Swiss franc, as the value of most European currencies dropped due  to  the  growing  uncertainty regarding military  action  in

Yugoslavia.  Additional gains were recorded from short  positions in  the Singapore dollar as its value slid lower against the U.S.

dollar  during  January as the Singapore government  allowed  its currency to weaken in order to provide more of a cushion for  its economy  against  a  downturn.  Gains were also  recorded  during

February from continued weakness in the Singapore dollar  as  its value  slid to a five-month low in reaction to regional  economic concerns  in the Pacific Rim.  These gains were partially  offset

by   losses  incurred  during  January  from  long  Japanese  yen positions as the value of the yen reversed lower versus the  U.S.

dollar  after the Bank of Japan intervened to help ease  concerns

about  the impact of a strong yen on Japanese exports.   The  yen

experienced  additional  downward  pressure  later   in   January

following a devaluation of the Brazilian real, reports that China

may  devalue its currency and strong U.S. economic data.   Losses

recorded  from  long  yen positions were also experienced  during

February  as the value of the yen fell to a 2 1/2 month low  versus the  U.S. dollar after several key Tokyo officials suggested that

Japanese  policy  markets  were  satisfied  with  a  weaker  yen.

Smaller  losses  were recorded during January  from  short  South

African  rand  positions during early January and  short  British pound  positions  during  mid-January,  as  the  value  of  these currencies  strengthened versus the U.S. dollar.  Total  expenses for the three months ended March 31, 1999 were $1,815,170, resulting in net income of $694,952. The value of a Unit in the

Partnership  increased from $4,736.86 at  December  31,  1998  to

$4,767.18 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses net of interest income of  $1,476,509  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were recorded from choppy  movement  in  the value of the South African rand and Australian dollar relative to the  U.S.  dollar during January and March.  Additional  currency losses were experienced from short Japanese yen positions as  the value  of  the  yen increased during January in reaction  to  the

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

Zealand  dollar positions as its value also decreased versus  the

U.S.  dollar  during March.  Total expenses for the three  months ended March 31, 1998 were $1,263,499, resulting in a net loss  of

$2,740,008.   The  value of a Unit decreased  from  $4,435.47  at

December 31, 1997 to $4,333.33 at March 31, 1998.



Year  2000 Problem.  Commodity pools, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. Many computer systems in

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

                                  Demeter intends to monitor  the

progress  of  Carr  and the Trading Advisors throughout  1999  in their  Year  2000 compliance and, where applicable, to  test  its external interface with Carr and the Trading Advisors.

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisors from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.

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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization was  approximately  $113 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Currency                      (2.68)%

     Aggregate Value at Risk       (2.68)%



The  table  above  represents the VaR of the  Partnership's  open

positions   at  March  31,  1999  only  and  is  not  necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of total net assets for the four quarterly reporting periods from April 1,

1998 through March 31, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (2.68)%   (0.79)%   (1.74)%

Aggregate Value at Risk            (2.68)%   (0.79)%   (1.74)%

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



The foregoing VaR tables present the results of the Partnership's

VaR  at  March  31,  1999 and for the end of the  four  quarterly reporting  periods  from April 1, 1998 through  March  31,  1999.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance or  its  ability to manage and monitor risk and there can  be  no assurance  that the Partnership's actual losses on  a  particular day will not exceed the VaR amounts indicated or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

94%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.

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

Demeter and the Trading Advisors for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.


The  following  was  the primary trading  risk  exposure  of  the

Partnership as of March 31, 1999.  It may be anticipated however,

that market exposures will vary materially over time.

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

Partnership's  major  exposures  have  typically  been   in   the

dollar/euro, dollar/ British pound, dollar/Singapore  dollar  and dollar/ Swiss franc positions.  Demeter does not anticipate  that the risk profile of the Partnership's currency sector will change significantly  in  the future, although it is difficult  at  this point  to predict the effect of the introduction of the  Euro  on the Trading Advisors' currency trading strategies.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in Euros, British pounds, Singapore dollars and  Swiss francs.  The Partnership controls the non-trading risk of  these  balances by regularly converting these  balances  back into  U.S.  dollars  at varying intervals,  depending  upon  such factors as size, volatility, etc.



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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                  PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



With  respect  to JWH, the New York Supreme Court  complaint  was dismissed  with prejudice when the plaintiffs failed  to  replead against  JWH in December, 1998.  Further, JWH has been  dismissed as  a  defendant  in  the  California actions  without  prejudice pursuant  to  a  tolling  agreement with plaintiffs  executed  in

January, 1999.



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

The  offering for Cornerstone IV originally commenced on February

6,  1987  and 100,633.696 Units have been sold through  April  1,

1999.   Through April 1, 1999, an aggregate of 235,422.053  Units

have been sold, leaving 14,577.947 Units remaining available  for sale as of April 1, 1999.



The  aggregate  price of Units sold through April  1,  1999  with respect to Cornerstone IV is $168,060,778.



Effective September 30, 1994, Cornerstone II, Cornerstone III and

Cornerstone IV were closed to new investors; Units have been sold since  then  solely through "Exchanges" between  the  Cornerstone

Funds  only,  by existing Cornerstone investors, at 100%  of  Net

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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

May 17, 1999               By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.