Form 10-Q
period 1999-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 1999-08-12
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1999 (Unaudited) and December 31, 1998............2

   Statements of Operations for the Quarters Ended
   June 30, 1999 and 1998 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 1999 and 1998 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 1999 and 1998
   (Unaudited)................................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1999 and 1998 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............12-20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................  20-29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................30

Item 2.  Changes in Securities and Use of Proceeds........30-31

Item 6.  Exhibits and Reports on Form 8-K....................31




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                            110,883,802    119,800,551
  Net  unrealized  gain  (loss) on open  contracts        105,068
(2,827,252)

      Total Trading Equity       110,988,870    116,973,299

 Interest receivable (DWR)           339,135         350,412

      Total Assets               111,328,005    117,323,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               963,783            459,703
 Accrued management fees           369,353            389,518
 Accrued administrative expenses   152,614             78,706
 Accrued incentive fees            -                1,154,685

      Total Liabilities          1,485,750          2,082,612

Partners' Capital

 Limited Partners (22,972.817 and
   24,059.670 Units, respectively)108,571,463     113,967,408
 General Partner (268.889 Units)    1,270,792       1,273,691

 Total Partners' Capital        109,842,255       115,241,099

  Total  Liabilities and Partners' Capital    111,328,005      11
7,323,711


NET ASSET VALUE PER UNIT           4,726.08           4,736.86

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        1,535,966        8,133,849
Net change in unrealized         (1,621,625)    8,968,573

      Total Trading Results         (85,659)   17,102,422

    Interest Income (DWR)        1,000,677      1,127,721
      Total Revenues               915,018     18,230,143

EXPENSES

    Management fees              1,133,873      1,177,862
      Brokerage commissions (DWR)  820,626        735,477
    Administrative expenses         37,520          36,212
    Transaction fees and costs      31,695         36,848
    Incentive fees                 (153,615)    2,028,248

      Total Expenses             1,870,099      4,014,647

NET INCOME (LOSS)                  (955,081)   14,215,496

NET INCOME (LOSS) ALLOCATION

    Limited Partners               (944,032)   13,862,708
    General Partner                 (11,049)      352,788

NET INCOME (LOSS) PER UNIT

    Limited Partners                 (41.10)       552.19
    General Partner                  (41.10)       552.19

          The accompanying notes are an integral part of these financial statements.

,page>

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $

REVENUES
 Trading profit (loss):
    Realized                     (1,522,612)    4,527,313
    Net change in unrealized     2,932,320      9,923,628

      Total Trading Results      1,409,708     14,450,941

    Interest Income (DWR)        2,015,432      2,302,693

      Total Revenues             3,425,140     16,753,634


EXPENSES

    Management fees              2,273,027      2,333,334
    Brokerage commissions (DWR)  1,485,349      1,202,871
      Administrative   expenses           73,908           62,565
Transaction fees and costs          63,036           60,647
    Incentive fees                 (210,051)    1,618,729
      Total Expenses             3,685,269      5,278,146

NET INCOME (LOSS)                  (260,129)   11,475,488

NET INCOME (LOSS) ALLOCATION

    Limited Partners               (257,230)   11,187,956
    General Partner                  (2,899)      287,532
NET INCOME (LOSS) PER UNIT

      Limited   Partners                   (10.78)         450.05
General Partner                      (10.78)         450.05

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
   December   31,   1997     26,696.117              $115,575,973
$2,833,771                       $118,409,744

Offering    of    Units           41.522                  178,410
-                                 178,410

Net     Income                   -                     11,187,956
287,532                          11,475,488

Redemptions                 (1,153.809)               (5,073,424)
-                                 (5,073,424)

Partners' Capital,
   June   30,   1998         25,583.830              $121,868,915
$3,121,303                       $124,990,218




Partners' Capital,
   December   31,   1998    24,328.559               $113,967,408
$1,273,691                       $115,241,099

Offering   of  Units         7.476               35,401         -
35,401
Net  Loss                  -                (257,230)     (2,899)
(260,129)
Redemptions                (1,094.329)                (5,174,116)
-                                  (5,174,116)

Partners' Capital,
   June   30,   1999         23,241.706              $108,571,463
$1,270,792                       $109,842,255





           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                   (260,129)              1
1,475,488
 Noncash item included in net income (loss):
        Net     change     in     unrealized          (2,932,320)
(9,923,628)

 Decrease in operating assets:
          Interest      receivable      (DWR)              11,277
3,231

 Increase (decrease) in operating liabilities:
    Accrued management fees          (20,165)            24,327
         Accrued     administrative     expenses           73,908
51,377
         Accrued      incentive      fees             (1,154,685)
598,181


  Net  cash  provided  by  (used for)  operating  activities   (4
,282,114)                                      2,228,976


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                   35,401              178,410
 Increase in redemptions payable    504,080               119,475
Redemptions        of       units                     (5,174,116)
(5,073,424)
   Net   cash   used   for   financing  activities    (4,634,635)
(4,775,539)
   Net  decrease  in  cash              (8,916,749)             (
2,546,563)
  Balance  at  beginning  of  period  119,800,551               1
19,181,131
     Balance     at     end    of    period           110,883,802
116,634,568


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

The  trading  managers to the Partnership are  John  W.  Henry  &

Company, Inc. and Sunrise Capital Management, Inc. (collectively,

the "Trading Managers").

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required the

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $105,068  and

$(2,827,252)   at   June  30,  1999  and   December   31,   1998,

respectively.

The  $105,068 net unrealized gain on open contracts at  June  30,

1999, and the $2,827,252 net unrealized loss on open contracts at

December 31, 1998 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 1999 and December 31, 1998 mature through

September 1999 and March 1999, respectively.

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $110,883,802 and $119,800,551 at June 30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $915,018 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant  net  trading losses  were  recorded  from transactions involving the British pound throughout the  quarter.

During  April,  losses  were recorded from  short  British  pound positions as its value strengthened versus the U.S. dollar after an interest rate cut in Great Britain sparked optimism regarding

British  economic  growth  prospects.   Additional  losses   were

recorded from long British pound positions during May and June as the  value of the pound weakened versus the U.S. dollar amid  the possibility of another interest rate cut by the Bank of  England,

the  possibility  of Britain's entry into the  European  Monetary

Union and low inflation in the U.K.  Smaller losses were recorded during  April  and  June from short positions  in  the  Singapore dollar  as the value of this Pacific Rim currency rallied  versus the  U.S.  dollar on strength in the Japanese yen  and  increased optimism of economic recovery in that region.  These losses  were mitigated  by  gains from short positions in the European  common currency,  the  euro, and the Swiss franc as the value  of  these currencies  continued to weaken versus the  U.S.  dollar  due  to concerns regarding economic growth in Europe, on speculation that the  European  Central  Bank  could  lower  interest  rates,  the military  crisis in Kosovo and on inflationary fears out  of  the

U.S.   Additional gains were recorded from long positions in  the

Australian dollar as its value appreciated versus the U.S. dollar

during   April   and  June  due  to  strength   in   commodities,

particularly base metals late in the quarter. Total expenses  for the  three  months ended June 30, 1999 were $1,870,099, resulting in  a  net loss of $955,081.  The value of a Unit decreased  from

$4,767.18 at March 31, 1999 to $4,726.08 at June 30, 1999.

For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $3,425,140 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit. The most significant losses were recorded from transactions involving  the  British pound during January and  throughout  the second  quarter.  During January and April, losses were  incurred from  short  British  pound positions as its  value  strengthened versus  the  U.S.  dollar on optimism regarding  economic  growth prospects  in  that country. Additional losses  were  experienced from  long  British pound positions during May and  June  as  the value  of  the  pound weakened versus the U.S.  dollar  amid  the possibility of another interest rate cut by the Bank of  England,

the  possibility  of Britain's entry into the  European  Monetary

Union  and  low inflation in the U.K.  Losses were also  incurred during  January from long Japanese yen positions as the value  of the  yen reversed lower versus the U.S. dollar after the Bank  of

Japan  intervened to help ease concerns about  the  impact  of  a strong  yen  on Japanese exports.  The yen experienced additional downward pressure later in January following a devaluation of the

Brazilian  real, reports that China may devalue its currency  and

strong  U.S.  economic  data.   Losses  recorded  from  long  yen

positions were also experienced during February as the  value  of the  yen  fell  to a 2 1/2 month low versus the U.S.  dollar  after several key Tokyo officials suggested that Japanese policy makers were  satisfied  with a weaker yen.  A majority of  these  losses were offset by gains from short positions in the European common currency, the euro, and the Swiss franc as the value of these currencies weakened versus the U.S. dollar since January  due  to an  economic slowdown in Europe, fears that the European  Central

Bank  would  cut  interest rates, the crisis  in  Yugoslavia  and concerns  of inflation and a possible interest rate hike  in  the

U.S.   Total expenses for the six months ended June 30, 1999 were

$3,685,269, resulting in a net loss of $260,129.  The value of  a

Unit  decreased from $4,736.86 at December 31, 1998 to  $4,726.08 at June 30, 1999.



For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading revenues including interest income of  $18,230,143

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

Smaller currency losses were experienced from short positions  in the French and Swiss francs as the value of these currencies also moved higher versus the U.S. dollar during April.  Total expenses for  the  three  months  ended June  30,  1998  were  $4,014,647,

resulting  in  net income of $14,215,496.  The value  of  a  Unit increased from $4,333.33 at March 31, 1998 to $4,885.52  at  June

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

$11,475,488.   The  value of a Unit increased from  $4,435.47  at

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

Trading  Managers - could result in a material financial risk  to the  Partnership.  All  U.S. futures  exchanges  are  subject  to monitoring  by the CFTC of their Year 2000 preparedness  and  the major  foreign futures exchanges are also expected to be  subject to market-wide testing of their Year 2000 compliance during 1999.

Demeter  intends to monitor the progress of Carr and the  Trading

Managers throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Managers.



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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Managers from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.


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



The  Partnership's  risk exposure in the various  market  sectors traded  by  the Trading Managers is estimated below in  terms  of

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

Trading Managers in their daily risk management activities.



The Partnership's Value at Risk in its Market Sector

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by market category as of June 30, 1999. As of June 30, 1999, the

Partnership's   total  capitalization  was   approximately   $110

million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                       (3.48)%

     Aggregate Value at Risk        (3.48)%


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (3.48)%    (0.79)%   (2.17)%

Aggregate Value at Risk            (3.48)%    (0.79)%   (2.17)%

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



The foregoing VaR tables present the results of the Partnership's

VaR  at  June  30,  1999 and for the end of  the  four  quarterly reporting periods from July 1, 1998 through June 30, 1999.  Since

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

Partnership  also maintains a substantial portion  (approximately

92%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

Demeter and the Trading Managers for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.

The  following  was  the primary trading  risk  exposure  of  the

Partnership as of June 30, 1999.  It may be anticipated however,

that market exposures will vary materially over time.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  1999,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  (Outright positions consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency  balances  are  in  euros, South  African  rands,  Swiss francs,  Japanese  yen  and Australian dollars.  The  Partnership controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.


Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Managers,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Managers, each of whose strategies  focus  on

different   trading   approaches,  and   (ii),   monitoring   the

performance  of  the  Trading  Managers  on  a  daily  basis.  In

addition,   the   Trading   Managers  establish   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions in any one market sensitive  instrument.

One  should  be aware that certain Trading Managers  treat  their risk  control policies as strict rules, whereas others treat such policies as general guidelines.

Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Managers.

                  PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's  1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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

The  offering for Cornerstone IV originally commenced on February

6,  1987  and  currently  continues with 100,639.845  Units  sold through  July 1, 1999. The aggregate price of Units sold  through

July 1, 1999 was $168,090,005.



For  the  Cornerstone Funds in aggregate, 235,430.680 Units  have

been   sold  through  July  1,  1999,  leaving  14,569.320  Units remaining available for sale as of July 1, 1999.



Effective September 30, 1984, Cornerstone II, Cornerstone III and

the  Partnership  were closed to new investors; Units  have  been sold since then solely in "Exchanges" with existing investors, at

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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

August 13, 1999            By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.