Form 10-Q
period 1999-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 1999-11-12
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)


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

                       September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1999 (Unaudited) and December 31, 1998.......2

   Statements of Operations for the Quarters Ended
   September 30, 1999 and 1998 (Unaudited)....................3

   Statements of Operations for the Nine Months Ended
   September 30, 1999 and 1998 (Unaudited)....................4

   Statements of Changes in Partners' Capital for the
   Nine Months Ended September 30, 1999 and 1998
   (Unaudited)................................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1999 and 1998 (Unaudited)....................6

   Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............12-20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................21-30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................   31

Item 2.  Changes in Securities and Use of Proceeds........31-32

Item 6.  Exhibits and Reports on Form 8-K....................32





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                            102,829,712    119,800,551
  Net  unrealized  gain  (loss) on  open  contracts     3,499,373
(2,827,252)

      Total Trading Equity       106,329,085    116,973,299

 Interest receivable (DWR)           327,458         350,412

      Total Assets               106,656,543    117,323,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                480,581           459,703
 Accrued management fees            353,696           389,518
 Accrued administrative expenses    194,025            78,706
 Accrued incentive fees            -                1,154,685

      Total Liabilities          1,028,302          2,082,612

Partners' Capital

 Limited Partners (22,487.293 and
   24,059.670 Units, respectively)104,380,129     113,967,408
 General Partner (268.889 Units)     1,248,112      1,273,691

 Total Partners' Capital        105,628,241       115,241,099

  Total  Liabilities and Partners' Capital   106,656,543      117
,323,711

NET ASSET VALUE PER UNIT           4,641.74           4,736.86

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                      (4,316,898)       7,119,335
Net change in unrealized        3,394,305      (9,397,134)

      Total Trading Results      (922,593)    (2,277,799)

    Interest Income (DWR)         991,296      1,131,920
      Total Revenues               68,703     (1,145,879)

EXPENSES

    Management fees              1,048,389     1,259,836
      Brokerage commissions (DWR)  957,701       585,467
    Administrative expenses         41,411          39,532
    Transaction fees and costs      35,747       33,562
    Incentive fees                 -              (629,430)

      Total Expenses             2,083,248     1,288,967

NET LOSS                         (2,014,545)  (2,434,846)

NET LOSS ALLOCATION

    Limited Partners             (1,991,865)  (2,372,789)
    General Partner                 (22,680)     (62,057)

NET LOSS PER UNIT

    Limited Partners                 (84.34)      (97.14)
    General Partner                  (84.34)      (97.14)

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $

REVENUES
 Trading profit (loss):
    Realized                     (5,839,510)   11,646,648
    Net change in unrealized     6,326,625        526,494

      Total Trading Results        487,115     12,173,142

    Interest Income (DWR)        3,006,728      3,434,613

      Total Revenues             3,493,843     15,607,755


EXPENSES

    Management fees              3,321,416      3,593,170
    Brokerage commissions (DWR)  2,443,050      1,788,338
      Administrative   expenses          115,319          102,097
Transaction fees and costs          98,783           94,209
    Incentive fees                 (210,051)       989,299
      Total Expenses             5,768,517      6,567,113

NET INCOME (LOSS)                (2,274,674)     9,040,642

NET INCOME (LOSS) ALLOCATION

    Limited Partners             (2,249,095)    8,815,167
    General Partner                 (25,579)      225,475
NET INCOME (LOSS) PER UNIT

      Limited   Partners                   (95.12)         352.91
General Partner                      (95.12)         352.91

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
   December   31,   1997     26,696.117              $115,575,973
$2,833,771                       $118,409,744

Offering    of    Units           55.230                  245,529
-                                 245,529

Net      Income                   -                     8,815,167
225,475                          9,040,642

Redemptions               (1,697.322)                 (7,727,618)
-                                     (7,727,618)

Partners' Capital,
   September   30,   1998    25,054.025              $116,909,051
$3,059,246                       $119,968,297




Partners' Capital,
   December   31,   1998    24,328.559               $113,967,408
$1,273,691                       $115,241,099

Offering  of  Units         8.460               40,052          -
40,052
Net     Loss                      -                   (2,249,095)
(25,579)                         (2,274,674)

Redemptions               (1,580.837)                 (7,378,236)
-                                    (7,378,236)

Partners' Capital,
   September   30,   1999    22,756.182              $104,380,129
$1,248,112                        $105,628,241


           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 (2,274,674)              9
,040,642
 Noncash item included in net income (loss):
        Net     change     in     unrealized          (6,326,625)
(526,494)

 Decrease in operating assets:
          Interest      receivable      (DWR)              22,954
11,730

 Increase (decrease) in operating liabilities:
    Accrued management fees          (35,822)            4,697
          Accrued      administrative      expenses       115,319
90,909
         Accrued      incentive      fees             (1,154,685)
(31,248)

  Net  cash  provided  by  (used for)  operating  activities   (9
,653,533)                                      8,590,236


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                   40,052              245,529
     Increase    (decrease)    in    redemptions    payable20,878
(118,189)                                          Redemptions of
units   (7,378,236)                            (7,727,618)
   Net   cash   used   for  financing  activities     (7,317,306)
(7,600,278)
 Net increase (decrease) in cash (16,970,839)            989,958
  Balance  at  beginning  of  period   119,800,551              1
19,181,131
     Balance     at     end    of    period           102,829,712
120,171,089

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

Company,    Inc.   and   Sunrise   Capital   Management,    Inc.,

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

Partnership's financial statements.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $3,499,373 and

$(2,827,252)  at  September  30,  1999  and  December  31,  1998,

respectively.



The $3,499,373 net unrealized gain on open contracts at September

30,  1999,  and  the  $2,827,252  net  unrealized  loss  on  open contracts  at  December  31, 1998 related to  off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 1999 and December 31,  1998  mature through December 1999 and March 1999, respectively.

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $102,829,712 and $119,800,551 at September

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$68,703 and, after expenses, posted a decrease in Net Asset Value per  Unit.  The  most significant net losses were  recorded  from short  positions in the euro and the Swiss franc as the value  of these European currencies reversed their previous downward trend versus the U.S. dollar due to bullish economic data out of Europe and  inflationary  fears in the U.S.  Losses were  also  recorded from  transactions involving the euro and the Swiss franc  during

August  and September as the values of these currencies moved  in

short-term  volatile  patterns  relative  to  the  U.S.   dollar.

Additional  losses were incurred during July from long  positions in the Australian dollar, amid depressed gold prices and emerging market  concerns,  and during September from short  positions  in this  Pacific  Rim currency, as its value strengthened  with  the sudden  spike  in  gold prices.  Smaller losses were  experienced during August from long positions in the Singapore dollar.  These

losses  were  partially  offset  by  gains  recorded  from   long

positions  in  the  Japanese  yen  as  the  value  of   the   yen

strengthened versus the U.S. dollar throughout a majority of  the quarter amid optimism regarding the Japanese economy.  Additional profits  were recorded from short positions in the Thai  baht  as its  value  fell versus the U.S. dollar during September  due  to lower-than-expected GDP data out of Thailand, the earthquakes  in

Taiwan  and  comments regarding the Thai economy by various  Thai cabinet  members.  Total  expenses for  the  three  months  ended

September  30, 1999 were $2,083,248, resulting in a net  loss  of

$2,014,545.  The value of a Unit decreased from $4,726.08 at June

30, 1999 to $4,641.74 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded total trading revenues including interest income of

$3,493,843  and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit. The most significant net losses  were  incurred from transactions involving the British pound during January  and throughout the second quarter.  During January and April,  losses were  incurred from short British pound positions  as  its  value

strengthened  versus  the  U.S.  dollar  on  optimism   regarding

economic growth prospects in that country.  During May and  June,

losses were experienced from long British pound positions as  the value  of  the  pound weakened versus the U.S.  dollar  amid  the possibility of another interest rate cut by the Bank of  England,

the  possibility  of Britain's entry into the  European  Monetary

Union  and  low  inflation in the U.K.   Additional  losses  were

experienced  from short Norwegian krone positions during  January and March as its value strengthened versus the U.S. dollar due to a  rise  in oil prices and the possibility that this Scandinavian currency  could  be linked to the euro sometime  in  the  future.

Smaller  losses  were recorded during early  January  from  short

South  African  rand positions.  A portion of  these  losses  was offset by gains recorded from short positions in the euro and the

Swiss franc as the value of these currencies weakened versus  the

U.S. dollar during the first two quarters due to an economic slow down  in  Europe, fears that the European Central Bank would  cut

interest  rates,  the  crisis  in  Yugoslavia  and  concerns   of

inflation  and  an  interest rate hike in  the  U.S.   Additional

profits were recorded from long positions in the Japanese yen during the third quarter as the value of the yen strengthened versus  the  U.S.  dollar as a result of optimism  regarding  the

Japanese  economy.   Total expenses for  the  nine  months  ended

September  30, 1999 were $5,768,517, resulting in a net  loss  of

$2,274,674.   The  value of a Unit decreased  from  $4,736.86  at

December 31, 1998 to $4,641.74 at September 30, 1999.



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

Japan was close to intervening in order to support the yen.  As a result of this
increase  in the yen, new long positions were established  during mid-September, only to result in additional losses as  the  value of  the  yen  reversed lower due to the failure of  the  Japanese government to present any new initiatives toward economic  reform in  that  country.  These losses were partially offset by profits recorded during September from long German mark positions as  the

U.S. dollar weakened relative to most European currencies due  to fears  over  the  White House scandal, continued  concerns  about emerging markets and anticipation of an interest rate cut by  the

Federal  Reserve.  Additional currency gains were  recorded  from long positions in the French franc as its value also strengthened versus the U.S. dollar during September.  Total expenses for  the three  months ended September 30, 1998 were $1,288,967, resulting in  a net loss of $2,434,846.  The value of a Unit decreased from

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

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.



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



The Partnership's Value at Risk in its Market Sector

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$105 million.

     Primary Market            September 30, 1999
     Risk Category              Value at Risk

     Currency                       (2.52)%

     Aggregate Value at Risk        (2.52)%


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a single trading day.  Such changes in open positions could
materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (3.48)%    (0.79)%   (2.37)%

Aggregate Value at Risk            (3.48)%    (0.79)%   (2.37)%

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



The foregoing VaR tables present the results of the Partnership's

VaR  at  September 30, 1999 and for the end of the four quarterly reporting  periods  from October 1, 1998  through  September  30,

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

Partnership  also maintains a substantial portion  (approximately

91%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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


The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  September 30, 1999.  It may  be  anticipated however, that market exposure will vary materially over time.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  third  quarter  of   1999,   the

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in British pounds, Japanese yen, Singapore

dollars,   euros,  and  South  African  rands.   The  Partnership

controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Managers,

severally,  attempt to manage the risk of the Partnership's  open positions are essentially the same in all market categories
traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Managers, each of whose strategies  focus  on

different   trading   approaches,  and   (ii),   monitoring   the

performance  of  the  Trading  Managers  on  a  daily  basis.  In

addition,   the   Trading   Managers  establish   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions in any one market-sensitive  instrument.

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



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter  Cornerstone Fund I ("Cornerstone I"),  Dean  Witter

Cornerstone   Fund  II  ("Cornerstone  II"),  and   Dean   Witter

Cornerstone Fund III ("Cornerstone III") collectively  registered

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



The  offering for Cornerstone IV originally commenced on February

6,  1987  and  currently  continues with 100,639.845  Units  sold through  October  1,  1999. The aggregate  price  of  Units  sold through October 1, 1999 was $168,090,005.



For  the  Cornerstone Funds in aggregate, 235,430.680 Units  have been  sold  through  October 1, 1999,  leaving  14,569.320  Units remaining available for sale as of October 1, 1999.



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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

November 12, 1999          By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.