Form 10-Q
period 2000-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2000-05-15
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                         March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 2000 (Unaudited) and December 31, 1999...........2

   Statements of Operations for the Quarters Ended
   March 31, 2000 and 1999 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 2000 and 1999
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 2000 and 1999 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................18-28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................29

Item 2.  Changes in Securities and Use of Proceeds........29-30

Item 5.  Other Information...................................31

Item 6.  Exhibits and Reports on Form 8-K....................31




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        2000           1999
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                             98,187,391    104,055,664
 Net unrealized gain on open contracts     448,220     281,510

      Total Trading Equity        98,635,611    104,337,174

 Interest receivable (DWR)           373,391         357,520

      Total Assets                99,009,002    104,694,694


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable              2,490,504         1,225,890
 Accrued management fees            328,490           347,338
 Accrued administrative expenses    133,412           145,813

      Total Liabilities           2,952,406         1,719,041

Partners' Capital

 Limited Partners (20,396.498 and
   21,718.366 Units, respectively)94,806,750      101,716,331
 General Partner (268.889 Units)   1,249,846        1,259,322

 Total Partners' Capital         96,056,596       102,975,653

  Total  Liabilities and Partners' Capital   99,009,002      104,
694,694


NET ASSET VALUE PER UNIT           4,648.19           4,683.42

          The accompanying notes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                        2000            1999
                                           $         $
REVENUES
 Trading profit (loss):
       Realized                              8,883    (3,058,578)
Net change in unrealized              166,710   4,553,945
      Total Trading Results           175,593  1,495,367
    Interest Income (DWR)           1,100,520   1,014,755
      Total Revenues                1,276,113   2,510,122

EXPENSES

       Management   fees                  1,014,342     1,139,154
Brokerage   commissions   (DWR)             922,192       664,723
Administrative    expenses                   37,086        36,388
Transaction   fees   and  costs               30,104       31,341
Incentive fees                       -            (56,436)
                                                Total    Expenses
2,003,724                         1,815,170

NET INCOME (LOSS)                   (727,611)     694,952

NET INCOME (LOSS) ALLOCATION:

       Limited   Partners                  (718,135)      686,802
General Partner                       (9,476)      8,150

NET INCOME (LOSS) PER UNIT:

       Limited   Partners                    (35.23)        30.32
General    Partner                          (35.23)         30.32

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
   December 31, 1998   24,328.559  $113,967,408  $1,273,691$115,2
41,099

Offering of Units          2.311    10,825      -       10,825

Net Income                 -       686,802       8,150 694,952

Redemptions                 (512.581)    (2,400,879)            -
(2,400,879)

Partners' Capital,
   March 31, 1999       23,818.289 $112,264,156  $1,281,841$113,5
45,997





Partners' Capital,
   December 31, 1999     21,987.255$101,716,331  $1,259,322$102,9
75,653

Offering of Units            2.646  12,392       -      12,392

Net Loss                     -     (718,135)   (9,476) (727,611)

Redemptions             (1,324.514)    (6,203,838)              -
(6,203,838)

Partners' Capital,
   March 31, 2000      20,665.387  $94,806,750   $1,249,846$96,05
6,596






           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income   (loss)                   (727,611)      694,952
Noncash item included in net income (loss):
    Net change in unrealized        (166,710)  (4,553,945)
 (Increase) decrease in operating assets:
     Interest receivable (DWR)      (15,871)      7,508
 Increase (decrease) in operating liabilities:
    Accrued management fees          (18,848)      (5,144)
      Accrued   administrative  expenses    (12,401)       36,388
Accrued incentive fees               -          (163,422)
 Net cash used for operating activities   (941,441) (3,983,663)

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering   of   Units                    12,392         10,825
Increase   in   redemptions  payable     1,264,614        315,108
Redemptions of Units              (6,203,838)  (2,400,879)
 Net cash used for financing activities  (4,926,832)  (2,074,946)
 Net decrease in cash             (5,868,273)  (6,058,609)
 Balance at beginning of period 104,055,664    119,800,551
 Balance at end of period        98,187,391     113,741,942




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

Partnership's December 31, 1999 Annual Report on Form 10-K.



1.  Organization.

Dean Witter Cornerstone Fund IV is a New York limited partnership organized  to  engage in the speculative trading of  futures  and forward  contracts on foreign currencies (collectively,  "futures

interests").   The  Partnership  is  one  of  the   Dean   Witter

Cornerstone Funds, comprised of the Dean Witter Cornerstone  Fund

II, Dean Witter Cornerstone Fund III and the Partnerhsip.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR")  and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution  services.   Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of  Morgan Stanley Dean Witter & Co.   The  trading

managers to the

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




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

Partnershp are paid to DWR.



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

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June 15, 2000. However, the Partnership had previously elected to adopt  the  provisions of SFAS No. 133 beginning with the  fiscal year  ended December 31, 1998.  SFAS No. 133 supersedes SFAS  No.

119  and  No.  105,  which  required the  disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $448,220  and

$281,510 at March 31, 2000 and December 31, 1999, respectively.

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  $448,220 net unrealized gain on open contracts at March  31,

2000,  and the $281,510 net unrealized gain on open contracts  at

December 31, 1999 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  2000 and December  31,  1999  mature through June 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures contracts, are required,

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $98,187,391 and

$104,055,664   at   March  31,  2000  and  December   31,   1999,

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

The   partnership  has  a  netting  agreement  with  Carr.   This

agreement,  which  seeks  to reduce both  the  Partnership's  and

Carr's   exposure   on   off-exchange-traded   forward   currency

contracts,  should  materially decrease the Partnership's  credit

risk  in  the event of Carr's bankruptcy or insolvency.    Carr's

parent,   Credit  Agricole  Indosuez,  has  guaranteed   to   the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




4.  Subsequent Event

The  current  exchange privilege among the Cornerstone  funds  (a

"Series  Exchange") will be terminated effective with  the  April

30,2000 monthly closing. Limited partners will retain the ability to  execute an exchange from a Cornerstone fund into other  funds outside  the Cornerstone Series (a "Non-Series Exchange") subject to  certain  restrictions  set forth in  the  applicable  limited partnership agreements.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



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



Capital Resources -  The Partnership does not have, or expect  to

have,   any   capital  assets.   Redemptions  and  exchanges   of

additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures and forwards markets.  The following presents a summary of the Partnership's operations for the  three months ended March 31, 2000 and 1999, respectively, and a general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Managers  trade  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Managers or will be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Managers'  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues, including interest income, of $1,276,113  and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 3.1% were recorded from  long Japanese yen positions during January as the value  of the yen weakened versus the U.S. dollar following a Bank of Japan intervention and improving sentiment in the U.S. bond market

later  in  the  month.   Newly  established  short  Japanese  yen

positions resulted in additional losses as the value of  the  yen reversed  higher relative to the U.S. dollar and  major  European currencies on repatriation by institutions ahead of the  Japanese fiscal  year-end on March 31.  Additional losses of approximately

3.0%  were  experienced  during January and  February  from  long positions in the British pound as the value of the pound reversed lower  versus  the U.S. dollar amid the dollar's strength  versus other  major  currencies  and  interest  rate  increases  by  the

European  Central Bank and U.S. Federal Reserve.  Smaller  losses of  approximately  2.5% were incurred during  January  from  long

Australian  dollar positions as its value plunged  sharply  lower versus the U.S. dollar due to weakness in the euro and weaker oil

prices.   A  portion of overall Partnership losses was offset  by

gains of approximately 3.9% recorded from short euro positions as its  value  weakened  to a lifetime low versus  the  U.S.  dollar during  January  on  skepticism about Europe's economic  outlook.

The  European  common currency finished the quarter lower  versus the U.S. dollar on expectations that interest rates would be held steady  by  the  European Central Bank, resulting  in  additional gains for short positions.  Short Swiss franc positions were also profitable  as  it  shared many of the same  woes  as  the  euro.

Smaller gains of approximately 1.2% were recorded from long

Mexican peso positions as its value strengthened relative to  the

U.S.  dollar  amid gains for Mexico's benchmark IPC  stock  index during March. Total expenses for the three months ended March 31,

2000  were $2,003,724, resulting in a net loss of $727,611.   The

value of a Unit decreased from $4,683.42 at December 31, 1999  to

$4,648.19 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $2,510,122

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains of approximately 3.6% were recorded from  short positions in the European common currency, the euro, as its value declined  versus the U.S. dollar during February due to a  recent economic  slowdown in Europe and fears that the European  Central

Bank would lower interest rates in an effort to stimulate growth.

During  March,  gains were recorded from short positions  in  the euro,  as  well as the Swiss franc, as the value of most European currencies  dropped  due  to  the growing  uncertainty  regarding military action in Yugoslavia.  Additional gains of approximately

2.6%  were recorded from short positions in the Singapore  dollar as its value slid lower against the U.S. dollar during January as the  Singapore government allowed its currency to weaken in order to provide more of a cushion for its economy against a downturn.

Gains  were also recorded during February from continued weakness in  the Singapore dollar as its value slid to a five-month low in reaction to regional economic concerns in the Pacific Rim.  These gains  were  partially  offset by losses  of  approximately  2.8%

incurred during January from long Japanese yen positions  as  the value of the yen reversed lower versus the U.S. dollar after  the

Bank  of Japan intervened to help ease concerns about the  impact

of  a  strong  yen  on  Japanese exports.   The  yen  experienced

additional  downward  pressure  later  in  January  following   a

devaluation of the Brazilian real, reports that China may devalue its currency and strong U.S. economic data.  Losses recorded from long  yen positions were also experienced during February as  the value  of the yen fell to a 2 1/2 month low versus the U.S.  dollar after  several key Tokyo officials suggested that Japanese policy

makers  were  satisfied  with a weaker yen.   Smaller  losses  of

approximately 1.0% were recorded during January from short  South

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

March 31, 1999.

Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the euro prevents the Trading Managers from trading in  those sovereign  currencies and thereby limits their  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits  and losses on open positions of  exchange-traded

futures interests are settled daily through variation margin.



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

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at March 31, 2000 and 1999.   At

March  31,  2000 and 1999, the Partnership's total capitalization was approximately $96 million and $114 million, respectively.


     Primary Market           March 31, 2000      March 31, 1999
     Risk Category            Value at Risk       Value at Risk

     Currency                      (3.48)%             (2.68)%



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.


Primary Market Risk Category        High       Low     Average

Currency                           (3.48)%   (2.52)%   (3.04)%



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



The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at March 31, 2000 and for the end of the four quarterly reporting periods from Arpil 1,

1999  through  March 31, 2000.  Since VaR is based on  historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

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



The  following  was  the primary trading  risk  exposure  of  the

Partnership as of March 31, 2000.  It may be anticipated however,

that market exposure will vary materially over time.



Currency   -  The Partnership's currency exposure is to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and general economic conditions influence these fluctuations.  The

Partnership  trades  in a large number of  currencies.   For  the

first quarter of 2000, the Partnership's major exposures were  in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances  -   The  Partnership  did  not  have

foreign currency balances as of March 31, 2000.



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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Managers.

                  PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal  of  the  order  dismissing  the  consolidated  complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's form 10-K for the year ended December 31, 1999  for a more detailed discussion).



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

The  offering for Cornerstone IV originally commenced on February

6,  1987  and  currently  continues with 100,645.098  Units  sold through  April 1, 2000. The aggregate price of Units sold through

April 1, 2000 was $168,114,264.



For  the  Cornerstone Funds in aggregate, 235,435.933 Units  have been sold through April, 2000, leaving 14,564.067 Units remaining available for sale as of April 1, 2000.



Effective September 30, 1984, Cornerstone II, Cornerstone III and

the  Partnership  were closed to new investors; Units  have  been sold since then solely in "Exchanges" with existing investors, at

100%  of  Net  Asset  Value per Unit.  DWR has  been  paying  all expenses in connection with the offering of Units since September

30, 1994, without reimbursement.



Effective  April  30, 2000, the current exchange privilege  among the  Cornerstone funds (a "Series Exchange") will be  terminated.

Limited  partners will retain the ability to execute an  exchange from  a Cornerstone fund into other funds outside the Cornerstone

Series  (a "Non-Series Exchange") subject to certain restrictions set forth in the applicable limited partnership agreement.

Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management, Inc. ("DWFCM") and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

May 12, 2000               By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.