Form 10-Q
period 2000-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 2000-08-14
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period _________________to_________________

Commission File Number 0-15442


                DEAN WITTER CORNERSTONE FUND IV

     (Exact name of registrant as specified in its charter)


          New York                                13-3393597
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

Yes    X            No___________


                 DEAN WITTER CORNERSTONE FUND IV

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 2000 (Unaudited) and December 31, 1999............2

   Statements of Operations for the Quarters Ended
   June 30, 2000 and 1999 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 2000 and 1999 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 2000 and 1999
   (Unaudited)................................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and 1999 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................  22-31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................32-33

Item 5.  Other Information...................................34

Item 6.  Exhibits and Reports on Form 8-K.................34-35


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               96,911,571  104,055,664

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
126,466                                     -
  Net  unrealized gain (loss) on open contracts  (Carr)      (1,5
69,916)                                281,510

 Total net unrealized gain (loss) on open contracts   (1,443,450)
281,510

   Total Trading Equity             95,468,121  104,337,174

 Interest receivable (DWR)             358,044       357,520

      Total Assets                  95,826,165  104,694,694

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable             1,010,468          1,225,890
 Accrued management fees           317,828            347,338
 Accrued administrative expenses      159,972         145,813

      Total Liabilities          1,488,268          1,719,041

Partners' Capital

 Limited Partners (19,709.051 and
 21,718.366 Units, respectively) 93,325,103       101,716,331
 General Partner (213.889 and
  268.889 Units, respectively)    1,012,794         1,259,322

 Total Partners' Capital         94,337,897       102,975,653

  Total  Liabilities and Partners' Capital   95,826,165       104
,694,694

NET ASSET VALUE PER UNIT          4,735.14            4,683.42

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
                                                         Realized
 4,325,563                    1,535,966                       Net
 change in unrealized            (1,891,670)  (1,621,625)

      Total Trading Results         2,433,893  (85,659)

    Interest Income (DWR)           1,091,271   1,000,677

      Total Revenues                3,525,164      915,018

EXPENSES

    Management fees                   997,451 1,133,873
    Brokerage commissions (DWR)       549,210   820,626
    Administrative expenses            37,620    37,520
      Transaction   fees  and  costs           20,450      31,695
Incentive fees                            603  (153,615)
      Total Expenses                1,605,334  1,870,099

NET INCOME (LOSS)                   1,919,830    (955,081)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                1,896,449 (944,032)
    General Partner                    23,381  (11,049)

NET INCOME (LOSS) PER UNIT

    Limited Partners                    86.95   (41.10)
    General Partner                     86.95   (41.10)

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
               Realized                                 4,334,446
(1,522,612)                                                   Net
change in unrealized             (1,724,960)    2,932,320
      Total Trading Results        2,609,486  1,409,708
    Interest Income (DWR)          2,191,791  2,015,432
      Total Revenues               4,801,277   3,425,140

EXPENSES

       Management   fees                  2,011,793     2,273,027
Brokerage    commissions   (DWR)          1,471,402     1,485,349
Administrative expenses               74,706     73,908
      Transaction   fees  and  costs          50,554       63,036
Incentive           fees                                      603
(210,051)
      Total Expenses               3,609,058      3,685,269
NET INCOME (LOSS)                  1,192,219      (260,129)

NET INCOME (LOSS) ALLOCATION

       Limited    Partners                 1,178,314    (257,230)
General Partner                       13,905    (2,899)

NET INCOME (LOSS) PER UNIT

    Limited Partners                   51.72    (10.78)
    General Partner                    51.72    (10.78)


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December 31, 1998   24,328.559  $113,967,408  $1,273,691  $115,
241,099

Offering       of       Units7.476                         35,401
-                                     35,401
Net                                                          Loss
-                     (257,230)    (2,899)  (260,129)

Redemptions             (1,094.329)                   (5,174,116)
-                     (5,174,116)

Partners' Capital,
  June 30, 1999         23,241.706 $108,571,463 $1,270,792$109,84
2,255





Partners' Capital,
  December 31, 1999     21,987.255$101,716,331$1,259,322$102,975,
653

Offering   of   Units             6.161                    29,469
-                                    29,469

Net                                                        Income
-                                  1,178,314    13,9051,192,219

Redemptions           (2,070.476)  (9,599,011)   (260,433)   (9,8
59,444)

Partners' Capital,
 June 30, 2000         19,922.940$93,325,103$1,012,794$94,337,897





           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                  1,192,219 (260,129)
 Noncash item included in net income (loss):
    Net change in unrealized        1,724,960(2,932,320)
 (Increase) decrease in operating assets:
   Interest receivable (DWR)           (524)    11,277
 Increase (decrease) in operating liabilities:
      Accrued   management  fees            (29,510)     (20,165)
Accrued                  administrative                  expenses
14,159                                                     73,908
Incentive fees payable              _____-___ (1,154,685)

  Net  cash  provided by (used for) operating activities2,901,304
(4,282,114)


CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
29,469                                             35,401
  Increase  (decrease)  in  redemptions payable(215,422)  504,080
Redemptions of Units              (9,859,444)   (5,174,116)

   Net  cash  used  for  financing  activities(10,045,397)     (4
,634,635)

 Net decrease in cash             (7,144,093) (8,916,749)

 Balance at beginning of period   104,055,664  119,800,551

 Balance at end of period          96,911,571   110,883,802





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

II, Dean Witter Cornerstone Fund III and the Partnership.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc.

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


provided clearing and execution services.  Demeter, DWR, MS & Co.

and  MSIL  are  wholly-owned subsidiaries of Morgan Stanley  Dean

Witter & Co.  The trading managers to the Partnership are John W.

Henry  &  Company,  Inc.  and Sunrise Capital  Management,  Inc.,

(collectively, the "Trading Managers").



2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage commissions to DWR.



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements  of financial condition and totaled  $(1,443,450)

and   $281,510   at  June  30,  2000  and  December   31,   1999,

respectively.

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  $1,443,450 net unrealized loss on open contracts at June 30,

2000,  and the $281,510 net unrealized gain on open contracts  at

December 31, 1999 related to off-exchange-traded forward currency contracts.



Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 2000 and December 31, 1999 mature through

September 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS

&  Co., and MSIL each as a futures commission merchant for all of

the   Partnership's   exchange-traded  futures   contracts,   are

required,

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain (loss) on  all  open

futures   contracts,  which  funds,  in  the  aggregate,  totaled

$96,911,571  and $104,055,664 at June 30, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all  of such  contracts,  to  perform.  The  partnership  has  a  netting agreement  with MS & Co.  This agreement, which seeks  to  reduce both  the  Partnership's and MS & Co.'s exposure on off-exchange-

traded forward currency contracts, should materially decrease the

Partnership's  credit risk in the event of MS & Co.'s  bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established for  each  Trading

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



Capital Resources -  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the  amount of funds available for investment in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures and forwards markets.  The following presents  a  summary  of  the Partnership's  operations  for  the

quarter   and   six  months  ended  June  30,  2000   and   1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  revenues including interest income of  $3,525,164

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains of approximately 4.3% were recorded primarily from short positions in the euro as the value of the European common currency dropped to record lows versus the U.S. dollar and

British  pound  during April due to the European  Central  Bank's

("ECB")  passive  stance towards its currency.   Strong  economic

data  out of the U.S. and the potential for aggressive rate hikes in  the U.S. also boosted the dollar and, subsequently, added  to the  euro's  troubles.  Newly established long positions  in  the euro  resulted in additional gains during the first half of  June as  the value of the euro strengthened versus the U.S. dollar  on stronger-than-expected  French consumer  spending  data  and  the

dollar's   overall   weakness  relative  to   major   currencies.

Additional  gains  of  approximately 2.0% were  experienced  from short  South African rand positions as its value receded  to  20-

month  lows  versus the U.S. dollar during April amid speculation that Zimbabwe was on the verge of devaluing its currency.  During

May,  short  South African rand positions resulted in  additional profits  as  its  value continued to be plagued by  the  economic crisis  in  Zimbabwe.  Smaller gains of approximately  0.9%  were incurred  from  short Singapore dollar positions during  May  and

June  as  its value weakened versus the U.S. dollar  due  to  the

Indonesian  rupiah's sustained slide and fears  over  a  possible

market  intervention by the Monetary Authority of  Singapore.   A

portion  of  overall Partnership gains was offset  by  losses  of approximately 3.8% recorded from long British pound positions as the value of the pound weakened relative to the U.S. dollar

during  April, dragged down by the weakness in the  euro.   Newly

established  short  British pound positions  incurred  additional losses  during the remainder of the quarter as the pound's  value strengthened versus the U.S. dollar on a strengthening  euro  and indications  that  the Bank of England did not rule  out  further interest  rate  hikes.  Additional losses of  approximately  1.1%

resulted  from short Australian dollar positions during  June  as the  value  of  the U.S. dollar weakened relative to  most  other major  currencies on the perception that interest  rates  in  the

U.S.  may  have topped out.  Long Mexican peso positions incurred losses  of  approximately 0.9% during May as its  value  weakened relative  to  the  U.S.  dollar as investors  took  profits  amid weakness in U.S. stocks.  Losses of approximately 0.9% were  also recorded  from  transactions  involving  Japanese  yen  positions during  early April and late June.  Total expenses for the  three months  ended  June 30, 2000 were $1,605,334,  resulting  in  net

income  of  $1,919,830.   The value  of  a  Unit  increased  from

$4,648.19 at March 31, 2000 to $4,735.14 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  revenues including interest income of  $4,801,277

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains of approximately 7.9% were recorded from short euro positions as its value weakened versus the U.S. dollar during  January  on  skepticism about Europe's economic  outlook.

The  European  common  currency finished  the  first  and  second quarter lower versus the U.S. dollar on expectations that the ECB would  hold interest rates steady, resulting in additional  gains

for   short   positions.   Gains  of  approximately   2.3%   were

experienced from short South African rand positions as its  value receded to 20-month lows versus the U.S. dollar during April  and

May  amid speculation that Zimbabwe was on the verge of devaluing its  currency.  Short Swiss franc positions resulted in gains  of approximately 1.7% as it shared many of the same woes as the euro during  the  first quarter.  Smaller gains of approximately  1.3%

were  recorded from short Singapore dollar positions  during  May and  June as its value weakened versus the U.S. dollar due to the

Indonesian  rupiah's sustained slide and fears  over  a  possible

market  intervention by the Monetary Authority of  Singapore.   A

portion  of  overall Partnership gains was offset  by  losses  of approximately  6.4% recorded during January, February  and  April from  long British pound positions on the U.S. dollar's  strength versus other major currencies and interest rate increases by  the

ECB  and  U.S. Federal Reserve.  Newly established short  British pound  positions  incurred losses during  the  remainder  of  the second quarter as the pound's value strengthened versus the  U.S.

dollar on a strengthening euro and indications that the Bank of

England did not rule out further interest rate hikes.  Additional losses of approximately 4.0% were recorded from long Japanese yen positions  during January as its value weakened versus  the  U.S.

dollar following a Bank of Japan intervention.  Newly established short  Japanese  yen positions resulted in losses  as  the  yen's value  reversed  higher  relative to the U.S.  dollar  and  major

European currencies on repatriation by institutions ahead of  the

Japanese  fiscal year-end on March 31.  Losses were also recorded from  transactions involving the yen during the  second  quarter.

Smaller  losses  of  approximately 3.5% were  experienced  during

January  from  long  Australian dollar  positions  as  its  value plunged  sharply lower versus the U.S. dollar due to weakness  in

the   euro  and  weaker  oil  prices.   Short  Australian  dollar

positions  also incurred losses during June as the value  of  the

U.S.  dollar weakened relative to most other major currencies  on the  perception that interest rates in the U.S. may  have  topped

out.   Total expenses for the six months ended June 30, 2000 were

$3,609,058, resulting in net income of $1,192,219.  The value  of a Unit increased from $4,683.42 at December 31, 1999 to $4,735.14 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For the quarter ended June 30, 1999, the Partnership recorded total trading revenues including interest income of $915,018 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses of  approximately  2.6%

were  recorded  from  transactions involving  the  British  pound throughout the quarter.  During April, losses were recorded  from short  British  pound positions as its value strengthened  versus the  U.S.  dollar  after an interest rate cut  in  Great  Britain sparked  optimism  regarding British economic  growth  prospects.

Additional losses were recorded from long British pound positions during May and June as the value of the pound weakened versus the

U.S. dollar amid the possibility of another interest rate cut  by the  Bank of England, the possibility of Britain's entry into the

European Monetary Union and low inflation in the U.K.  Additional losses of approximately 2.6% were recorded during April and  June from short positions in the Singapore dollar as the value of this

Pacific  Rim currency rallied versus the U.S. dollar on  strength in  the  Japanese yen and increased optimism of economic recovery in  that region.  These losses were mitigated by gains from short positions  in the European common currency of approximately  3.2%

and  in  the  Swiss franc of approximately 1.5% as the  value  of these  currencies continued to weaken versus the U.S. dollar  due to  concerns  regarding economic growth in Europe, on speculation that  the ECB could lower interest rates, the military crisis  in

Kosovo and on inflationary fears out of the U.S. Additional gains of approximately 0.8% were recorded from long positions in the  Australian dollar as its value appreciated versus  the  U.S.

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

Unit.  The  most  significant losses of approximately  3.7%  were recorded primarily from transactions involving the British  pound during January and throughout the second quarter.  During January

and   April,  losses  were  incurred  from  short  British  pound positions  as  its value strengthened versus the U.S.  dollar  on optimism  regarding economic growth prospects  in  that  country.

Additional  losses  were  experienced  from  long  British  pound positions during May and June as the value of the pound  weakened versus  the U.S. dollar amid the possibility of another  interest rate  cut  by  the Bank of England, the possibility of  Britain's entry  into the European Monetary Union and low inflation in  the

U.K.  Losses of approximately 2.6% were incurred primarily during

January from long Japanese yen positions as the value of the  yen reversed  lower versus the U.S. dollar after the  Bank  of  Japan intervened to help ease concerns about the impact of a strong yen on  Japanese  exports.  The yen experienced  additional  downward

pressure  later  in  January  following  a  devaluation  of   the

Brazilian  real, reports that China may devalue its currency  and

strong  U.S.  economic  data.   Losses  recorded  from  long  yen

positions were also experienced during February as the  value  of the  yen  fell  to a 2 1/2 month low versus the U.S.  dollar  after several key Tokyo officials suggested that Japanese policy makers were  satisfied  with a weaker yen.  A majority of  these  losses were  offset  by  gains of approximately 9.4% recorded  primarily from  short positions in the European common currency, the  euro,

and  the  Swiss  franc as the value of these currencies  weakened versus  the U.S. dollar since January due to an economic slowdown in  Europe,  fears  that the ECB would cut  interest  rates,  the crisis  in  Yugoslavia and concerns of inflation and  a  possible interest rate hike in the U.S.  Total expenses for the six months ended  June 30, 1999 were $3,685,269, resulting in a net loss  of

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at June 30, 2000 and  1999.   At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $94 million and $110 million, respectively.


     Primary Market           June 30, 2000       June 30, 1999
     Risk Category            Value at Risk       Value at Risk

     Currency                     (2.04)%              (3.48)%

The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.


Primary Market Risk Category        High       Low     Average

Currency                           (3.48)%    (2.04)%   (2.92)%



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



The VaR tables above present the results of the Partnership's VaR for  the Partnership's market risk exposures at June 30, 2000 and for the end of the four quarterly reporting periods from July 1,

1999  through  June 30, 2000.  Since VaR is based  on  historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at DWR was approximately 101%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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

The  following  was  the primary trading  risk  exposure  of  the

Partnership as of June 30, 2000.  It may be anticipated  however,

that market exposure will vary materially over time.



Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing  relationships between different currencies and  currency pairs.  Interest  rate changes as well as political  and  general

economic   conditions   influence   these   fluctuations.     The

Partnership  trades  in a large number of  currencies.   For  the

second quarter of 2000, the Partnership's major exposures were in outright U.S. dollar positions. Outright positions consist of the

U.S. dollar vs. other currencies.  These other currencies include the major and minor currencies.  Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.     The  Partnership  did  not  have

foreign currency balances as of June 30, 2000.

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

                  PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.

Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

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
     (File No. 0-15442).

10.03       Dean  Witter  Cornerstone Funds  Exchange  Agreement,
     dated  as   of May 31, 1984 is incorporated by reference  to
     Exhibit      10.04 to the Partnership's Annual Report on Form 10-
     K for    the fiscal year ended December 31, 1987 (File No. 0-
     15442).

10.04 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 to
     the Partnership's Annual Report on Form 10-K for the      fiscal
     year ended December 31, 1988 (File No. 0-15442).

10.05 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter
     Reynolds    Inc. is incorporated by reference to Exhibit 10.06 to
     the    Partnership's Annual Report on Form 10-K for the fiscal
     year  ended December 31, 1988 (File No. 0-15442).

10.06 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.07 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-15442).

10.07       Customer  Agreement, dated as of May 1, 2000  between
     Morgan   Stanley & Co. Incorporated, the Partnership and Dean
     Witter  Reynolds Inc. is filed herewith.

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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

August 14, 2000            By: /s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.