Form 10-Q
period 2000-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 2000-11-14
CIK 808373

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 2000 (Unaudited) and December 31, 1999.......2

   Statements of Operations for the Quarters Ended
   September 30, 2000 and 1999 (Unaudited)....................3

   Statements of Operations for the Nine Months Ended
   September 30, 2000 and 1999 (Unaudited)....................4

   Statements of Changes in Partners' Capital for the
   Nine Months Ended September 30, 2000 and 1999
   (Unaudited)................................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 2000 and 1999 (Unaudited)....................6

   Notes to Financial Statements (Unaudited)...............7-12
Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...............13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................  22-32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................33

Item 5.  Other Information...................................33

Item 6.  Exhibits and Reports on Form 8-K.................33-34





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                DEAN WITTER CORNERSTONE FUND IV
               STATEMENTS OF FINANCIAL CONDITION
                                    September 30,     December 31
,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               97,537,592  104,055,664

   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(3,195,415)                                   -
    Net    unrealized    gain    on   open    contracts    (Carr)
-                                      281,510

 Total net unrealized gain (loss) on open contracts   (3,195,415)
281,510

   Total Trading Equity             94,342,177  104,337,174

 Interest receivable (DWR)             377,170       357,520

      Total Assets                  94,719,347  104,694,694

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               888,602          1,225,890
 Accrued management fees           314,040            347,338
 Accrued administrative expenses       193,220        145,813

      Total Liabilities          1,395,862          1,719,041

Partners' Capital

 Limited Partners (19,062.087 and
    21,718.366 Units, respectively)92,287,954     101,716,331
 General Partner (213.889 and
    268.889 Units, respectively)    1,035,531        1,259,322

 Total Partners' Capital         93,323,485       102,975,653

  Total  Liabilities and Partners' Capital   94,719,347       104
,694,694
NET ASSET VALUE PER UNIT          4,841.44            4,683.42

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
                                                         Realized
 4,364,820                   (4,316,898)                      Net
 change in unrealized            (1,751,965)   3,394,305

      Total Trading Results         2,612,855 (922,593)

    Interest Income (DWR)           1,134,363     991,296
      Total Revenues                3,747,218        68,703

EXPENSES

    Management fees                   943,064 1,048,389
    Brokerage commissions (DWR)       689,237   957,701
    Administrative expenses            33,246    41,411
             Transaction         fees          and          costs
-             35,747
      Total Expenses                1,665,547    2,083,248

NET INCOME (LOSS)                   2,081,671  (2,014,545)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                2,058,934(1,991,865)
    General Partner                    22,737  (22,680)


NET INCOME (LOSS) PER UNIT

    Limited Partners                   106.30   (84.34)
                           General                        Partner
106.30                       (84.34)


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
               Realized                                 8,699,266
(5,839,510)                                                   Net
change in unrealized             (3,476,925)    6,326,625
      Total Trading Results        5,222,341    487,115
    Interest Income (DWR)          3,326,154  3,006,728
      Total Revenues               8,548,495   3,493,843

EXPENSES

       Management   fees                  2,954,857     3,321,416
Brokerage    commissions   (DWR)          2,160,639     2,443,050
Administrative expenses              107,952    115,319
      Transaction   fees  and  costs          50,554       98,783
Incentive           fees                                      603
(210,051)
      Total Expenses               5,274,605      5,768,517
NET INCOME (LOSS)                3,273,890    (2,274,674)

NET INCOME (LOSS) ALLOCATION

       Limited   Partners                 3,237,248   (2,249,095)
General Partner                       36,642   (25,579)

NET INCOME (LOSS) PER UNIT

    Limited Partners                  158.02    (95.12)
    General Partner                   158.02    (95.12)


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND IV
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December 31, 1998   24,328.559  $113,967,408  $1,273,691  $115,
241,099

Offering                         of                         Units
8.460                   40,052                    -       40,052
Net                                                          Loss
-                (2,249,095)  (25,579)  (2,274,674)

Redemptions             (1,580.837)                   (7,378,236)
-                     (7,378,236)

Partners' Capital,
  September 30, 1999    22,756.182 $104,380,129 $1,248,112$105,62
8,241





Partners' Capital,
  December 31, 1999     21,987.255$101,716,331$1,259,322$102,975,
653

Offering       of       Units6.161                         29,469
-                                    29,469

Net                                                        Income
-                3,237,248 36,6423,273,890

Redemptions            (2,717.440)                   (12,695,094)
(260,433)            (12,955,527)

Partners' Capital,
  September 30, 2000    19,275.976 $92,287,954 $1,035,531$93,323,
485






           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND IV
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  3,273,890(2,274,674)
 Noncash item included in net income (loss):
    Net change in unrealized        3,476,925(6,326,625)
 (Increase) decrease in operating assets:
   Interest receivable (DWR)        (19,650)    22,954
 Increase (decrease) in operating liabilities:
      Accrued   management  fees            (33,298)     (35,822)
Accrued                  administrative                  expenses
47,407                                                    115,319
Incentive                      fees                       payable
-                                (1,154,685)
 Net cash provided by (used for) operating activities   6,745,274
(9,653,533)


CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
29,469                                 40,052
  Increase  (decrease)  in  redemptions  payable(337,288)  20,878
Redemptions of Units             (12,955,527)   (7,378,236)

   Net   cash   used   for  financing  activities    (13,263,346)
(7,317,306)

 Net decrease in cash             (6,518,072)(16,970,839)

 Balance at beginning of period   104,055,664  119,800,551

 Balance at end of period          97,537,592   102,829,712





          The accompanying notes are an integral part of these financial statements.


                 DEAN WITTER CORNERSTONE FUND IV

                  NOTES TO FINANCIAL STATEMENTS

                           (Unaudited)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of  Dean  Witter  Cornerstone Fund IV (the  "Partnership").   The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

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

II, Dean Witter Cornerstone Fund III and the Partnership.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Demeter, DWR, MS & Co. and MSIL are wholly-

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


owned  subsidiaries  of Morgan Stanley Dean  Witter  &  Co.   The

trading  managers to the Partnership are John W. Henry & Company,

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on the statements of financial condition and totaled $(3,195,415)

and  $281,510  at  September  30, 2000  and  December  31,  1999,

respectively.



The $3,195,415 net unrealized loss on open contracts at September

30,  2000, and the $281,510 net unrealized gain on open contracts at  December  31,  1999  related to  off-exchange-traded  forward currency contracts.

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at September 30, 2000 and December 31,  1999  mature through December 2000 and March 2000, respectively.



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

                 DEAN WITTER CORNERSTONE FUND IV
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




$97,537,592  and $104,055,664 at September 30, 2000 and  December

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

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures and forwards markets.  The following presents  a  summary  of  the Partnership's  operations  for  the quarters  and  nine  months ended September 30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total  trading revenues including  interest  income  of

$3,747,218  and posted an increase in Net Asset Value  per  Unit.

The most significant gains of approximately 1.6% were recorded primarily during July from short British pound positions as the value  of  the  pound weakened relative to the U.S. dollar  after data  showed  Britain's manufacturing sector grew at its  slowest rate  since  June  1999.  Additional gains of approximately  1.5%

resulted  primarily during July from short positions in the  Thai baht  as  its value weakened versus the U.S. dollar.  Short  Thai baht positions were also profitable during September as its value fell  sharply  versus the U.S. dollar on investor  concerns  over

political   developments   in  Indonesia.    Smaller   gains   of

approximately 1.3% were experienced from short New Zealand dollar positions  as  its  value  dropped during  August  and  September alongside the euro and after worse-than-expected economic figures were released.  A portion of overall Partnership gains was offset by  losses of approximately 1.6% recorded primarily during August from  short  Japanese  yen positions as  the  value  of  the  yen strengthened  versus  the  U.S. dollar following  comments  by  a senior  Japanese official stating that the Bank  of  Japan  could

raise  interest  rates further by December.   Long  Japanese  yen

positions  incurred  additional losses during  September  as  the yen's value weakened against the U.S. dollar on warnings that the

Japanese  economy  may shrink in the fourth  quarter  because  of lethargic  consumer spending.  Losses of approximately 1.5%  were recorded from long Australian dollar positions as its value declined versus the U.S. dollar during August on weakness in the euro  and  the  fading  Australian  interest  rate  expectations.

Smaller  losses  of  approximately 0.7% were  recorded  primarily during July from short Mexican peso positions as the value of the peso strengthened versus relative to the U.S. dollar as investors

were  expecting  the release of low June inflation  data.   Post-

election confidence in Mexico was also contributing to the peso's

strength.   Total  expenses for the three months ended  September

30,  2000 were $1,665,547, resulting in net income of $2,081,671.

The value of a Unit increased from $4,735.14 at June 30, 2000  to

$4,841.44 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues including  interest  income  of

$8,548,495  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains of approximately 8.6% were  recorded primarily  during January from short euro positions as the  value of  the euro weakened versus the U.S. dollar on skepticism  about

Europe's  economic outlook.  The euro finished the first  quarter lower  versus  the U.S. dollar on expectations that the  European

Central  Bank  would  hold interest rates  steady,  resulting  in additional  gains for short positions.  The euro also contributed

net  profits  to  the Partnership for the second quarter.   These

gains were, however, reduced somewhat in September due to market intervention. Specifically, on September 22 the world's largest central  banks  carried out a coordinated market intervention  to support  the  falling  euro.  Not only did  this  action  sharply reverse  the previously established downtrend in the euro against the  U.S. dollar, it also caused similarly sharp upward reversals in  the value of many other foreign currencies, such as the Swiss

franc  and  British pound, against the greenback.   In  spite  of

these  reversals, the magnitude of their movements was not enough to  offset previously recorded gains, thus allowing the  currency complex  to provide net gains for the second quarter.  Additional gains  of approximately 2.9% were recorded primarily during April and  May  from  short South African rand positions as  its  value receded versus the U.S. dollar amid speculation that Zimbabwe was

on  the  verge  of  devaluing its currency.   Short  Swiss  franc

positions  resulted  in  gains  of approximately  2.2%  primarily during  the  first quarter as its value shared many of  the  same woes  as  the euro.  A portion of overall Partnership  gains  was offset  by  losses of approximately 5.4% recorded during  January from long Japanese yen positions as the value of the yen weakened versus  the  U.S. dollar following a Bank of Japan  intervention.

Newly established short Japanese yen positions resulted in losses as  the  yen's value reversed higher relative to the U.S.  dollar and  major  European currencies on repatriation  by  institutions ahead of the Japanese fiscal year-end on March 31. Losses were also recorded from transactions involving the yen during the second  and  third quarters.  Losses of approximately  4.9%  were recorded  from long British pound positions as the pound's  value declined  on  the  U.S.  dollar's  strength  versus  other  major currencies  during  February  and  April  and  on  interest  rate increases by the European Central Bank and U.S. Federal  Reserve.

Losses  of  approximately 4.9% were recorded from long Australian dollar  positions  during January as its  value  plunged  sharply lower  versus  the U.S. dollar due to weakness in  the  euro  and

weaker  oil  prices.   Short  Australian  dollar  positions  also

incurred  losses  during June as the value  of  the  U.S.  dollar

weakened  relative  to  most  other  major  currencies   on   the

perception  that interest rates in the U.S. may have topped  out.

During  August,  long  Australian dollar  positions  resulted  in losses  as its value declined versus the U.S. dollar on  weakness in the euro and the fading Australian interest rate expectations.

Total expenses for the nine months ended September 30, 2000  were

$5,274,605, resulting in net income of $3,273,890.  The value  of a Unit increased from $4,683.42 at December 31, 1999 to $4,841.44 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded total trading revenues including interest income of

$68,703 and, after expenses, posted a decrease in Net Asset Value per  Unit. The most significant net losses of approximately  4.2%

were recorded primarily from short positions in the euro and  the

Swiss  franc  as the value of these European currencies  reversed their  previous  downward trend versus the  U.S.  dollar  due  to bullish economic data out of Europe and inflationary fears in the

U.S.   Losses were also recorded from transactions involving  the euro  and  the  Swiss franc during August and  September  as  the values  of these currencies moved in short-term volatile patterns relative  to the U.S. dollar.  Additional losses of approximately

1.4%  were incurred primarily during July from long positions  in the  Australian dollar, amid depressed gold prices  and  emerging market  concerns,  and during September from short  positions  in this  Pacific  Rim currency, as its value strengthened  with  the sudden  spike  in  gold prices.  Smaller losses of  approximately

1.2% were experienced primarily during August from long positions in  the Singapore dollar.  These losses were partially offset  by

gains   of  approximately  5.9%  recorded  primarily  from   long

positions  in  the  Japanese  yen  as  the  value  of   the   yen

strengthened versus the U.S. dollar throughout a majority of  the quarter amid optimism regarding the Japanese economy.  Additional profits of approximately 1.2% were recorded primarily from  short positions  in  the Thai baht as its value fell  versus  the  U.S.

dollar during September due to lower-than-expected Gross Domestic

Product  data  out  of Thailand, the earthquakes  in  Taiwan  and comments  regarding  the  Thai economy by  various  Thai  cabinet

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

$3,493,843  and, after expenses, posted a decrease in  Net  Asset

Value  per Unit. The most significant net losses of approximately

4.6%  were  incurred  primarily from transactions  involving  the

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

European Monetary Union and low inflation in the U.K.  Additional losses  of  approximately  1.9% were experienced  primarily  from short  Norwegian krone positions during January and March as  its value strengthened versus the U.S. dollar due to a rise in oil prices and the possibility that this Scandinavian currency could be  linked to the euro sometime in the future. Smaller losses  of approximately  1.4% were recorded primarily during early  January from  short  South  African rand positions.  A portion  of  these losses  was  offset  by  gains  of  approximately  5.4%  recorded primarily from short positions in the euro and the Swiss franc as the  value  of these currencies weakened versus the  U.S.  dollar during  the  first two quarters due to an economic slow  down  in

Europe,  fears that the European Central Bank would cut  interest rates, the crisis in Yugoslavia and concerns of inflation and  an

interest   rate   hike  in  the  U.S.   Additional   profits   of

approximately 3.0% were recorded primarily from long positions in the Japanese yen during the third quarter as the value of the yen strengthened  versus  the U.S. dollar as  a  result  of  optimism regarding  the  Japanese economy.  Total expenses  for  the  nine months ended September 30, 1999 were $5,768,517, resulting  in  a net  loss  of  $2,274,674.  The value of a  Unit  decreased  from

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category at September 30, 2000 and  1999.

At   September  30,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $93 million and  $106  million,

respectively.


     Primary Market      September 30, 2000    September 30, 1999
     Risk Category           Value at Risk        Value at Risk

     Currency                  (3.25)%                 (2.52)%



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.


Primary Market Risk Category        High       Low     Average

Currency                           (3.48)%    (1.19)%   (2.49)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at September 30, 2000 and for the end of the four quarterly reporting periods from

October  1, 1999 through September 30, 2000.  Since VaR is  based on historical data, VaR should not be viewed as predictive of the

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

risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately 105%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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

The  following  was  the primary trading  risk  exposure  of  the

Partnership  as  of  September 30, 2000.  It may  be  anticipated however, that market exposure will vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership trades in a large number of currencies.  At September

30, 2000, the Partnership's major exposures were in outright U.S.

dollar  positions.  Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include major  and

minor  currencies.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency Balances.  The Partnership did not have foreign currency balances as of September 30, 2000.



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

                  PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



Item 5.  OTHER INFORMATION

Commencing  December  1, 2000, the management  fee  paid  by  the

Partnership to each Trading Manager will be reduced from a 4%  to a 3.5% annual rate.



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

10.07       Customer  Agreement, dated as of May 1, 2000  between
     Morgan   Stanley & Co. Incorporated, the Partnership and Dean
     Witter  Reynolds Inc. is incorporated by reference to exhibit
     10.07 of the Partnership's Form 10-Q (File No. 0-15442) for the quarter ended June 30, 2000.

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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

November 14, 2000          By: /s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.