Form 10-Q
period 2001-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2001-05-15
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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


DEAN WITTER CORNERSTONE FUND IV

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-27

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 28

Item 6.	Exhibits and Reports on Form 8-K....................28-29




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                        2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	100,485,145	98,123,780
	Net unrealized gain on open contracts (MS & Co.)	   6,397,892	   3,996,007

	   Total Trading Equity	106,883,037	102,119,787

	Interest receivable (Morgan Stanley DW)	      291,917	       375,740

	     Total Assets	107,174,954	 102,495,527

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	1,839,343	842,617
	Redemptions payable	1,371,340    	     1,643,542
	Accrued management fees	312,220    	       298,676
	Accrued administrative expenses	       128,137  	    92,137

	     Total Liabilities	     3,651,040   	  2,876,972

Partners' Capital

	Limited Partners (17,801.199 and
	   18,324.325 Units, respectively)	102,294,798   	98,469,183
	General Partner (213.889 Units)	    1,229,116   	     1,149,372

	Total Partners' Capital	  103,523,914   	  99,618,555

	Total Liabilities and Partners' Capital	107,174,954    	  102,495,527

NET ASSET VALUE PER UNIT	       5,746.51    	        5,373.69

	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit:
	Realized	                                      5,847,123                          8,883
	Net change in unrealized	   2,401,885	  166,710

			Total Trading Results 	8,249,008	175,593

		Interest Income (Morgan Stanley DW)	     952,813	 1,100,520

			Total 	   9,201,821	   1,276,113


EXPENSES

		Incentive fees                                                                       	1,028,919                            -
		Management fees	886,898	1,014,342
		Brokerage commissions (Morgan Stanley DW)                     466,651	922,192
		Administrative expenses	36,000	37,086
		Transaction fees and costs                                                           -      	        30,104

			Total	    2,418,468	    2,003,724


NET INCOME (LOSS)	   6,783,353	  (727,611)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	6,703,609	(718,135)
		General Partner	79,744	(9,476)


NET INCOME (LOSS) PER UNIT

		Limited Partners                                                                        372.82	      (35.23)
		General Partner                                                                         372.82	      (35.23)

The accompanying notes are an integral part of these financial statements.





	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total


Partners' Capital,
  December 31, 1999	21,987.255	$101,716,331  	$1,259,322	$102,975,653

Offering of Units	2.646                	12,392                    -                	12,392

Net Loss                                                                         -	    	(718,135)	(9,476)	(727,611)

Redemptions	   (1,324.514)      	   (6,203,838)                  -      	           (6,203,838)

Partners' Capital,
  March 31, 2000	   20,665.387  	$94,806,750  	 $1,249,846	$96,056,596





Partners' Capital,
	December 31, 2000	18,538.214	$98,469,183  	$1,149,372	$99,618,555

Net Income                             -	         6,703,609              79,744            6,783,353

Redemptions	     (523.126)        	   (2,877,994)                -      	           (2,877,994)

Partners' Capital,
	March 31, 2001	   18,015.088  	     $102,294,798  	 $1,229,116	$103,523,914






The accompanying notes are an integral part of these financial statements.




	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)  	6,783,353	(727,611)
Noncash item included in net income (loss):
		Net change in unrealized	(2,401,885)	(166,710)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	83,823	(15,871)

Increase (decrease) in operating liabilities:
		Accrued incentive fees	                                                            996,726                            -
	Accrued management fees     	                                                  13,544                     (18,848)
	Accrued administrative expenses                  	         36,000	      (12,401)

Net cash provided by (used for) operating activities	   5,511,561	      (941,441)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units                                                                                      -		12,392
	Increase (decrease) in redemptions payable	(272,202)	 1,264,614
 	Redemptions of Units	   (2,877,994)	   (6,203,838)

Net cash used for financing activities	   (3,150,196)	    (4,926,832)

Net increase (decrease) in cash	2,361,365	(5,868,273)

Balance at beginning of period	    98,123,780	  104,055,664

Balance at end of period	   100,485,145  	    98,187,391





	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1.  Organization.
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and the Partnership.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley & Co. International Limited ("MSIL"). Prior to May 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc., (collectively, the "Trading Managers").

2. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms

 DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $6,397,892 and $3,996,007 at March 31, 2001 and December 31, 2000, respectively.

The $6,397,892 net unrealized gain on open contracts at March 31, 2001, and the $3,996,007 net unrealized gain on open contracts at December 31, 2000 related to off-exchange-traded forward currency contracts.

Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the

                    DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.

Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $9,201,821 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.0% were recorded throughout a majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 3.4% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Additional gains of approximately 1.9% were recorded primarily during March from short Australian dollar positions as its value weakened relative to the U.S. dollar on evidence of a weak Australian economy, declining commodity prices and increased support for the U.S. dollar. These gains were partially offset by losses of approximately 2.2% recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Total expenses for the three months ended March 31, 2001 were $2,418,468, resulting in net income of $6,783,353. The net asset value of a Unit increased from $5,373.69 at December 31, 2000 to $5,746.51 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded trading revenues, including interest income of $1,276,113 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.1% were recorded from long Japanese yen positions during January as the value of the yen weakened versus the U.S. dollar following a Bank of Japan intervention and improving sentiment in the U.S. bond market later in the month. Newly established short Japanese yen positions resulted in additional losses as the value of the yen reversed higher relative to the U.S. dollar and major European currencies on repatriation by institutions ahead of the Japanese fiscal year-end on March 31. Additional losses of approximately 3.0% were experienced during January and February from long positions in the British pound as the value of the pound reversed lower versus the U.S. dollar amid the dollar's strength versus other major currencies and interest rate increases by the European Central Bank and U.S. Federal Reserve. Smaller losses of approximately 2.5% were incurred during January from long Australian dollar positions as its value plunged sharply lower versus the U.S. dollar due to weakness in the euro and weaker oil prices. A portion of overall Partnership losses was offset by gains of approximately 3.9% recorded from short euro positions as its value weakened to a lifetime low versus the U.S. dollar during January on skepticism about Europe's economic outlook.
The European common currency finished the quarter lower versus the U.S. dollar on expectations that interest rates would be held steady by the European Central Bank, resulting in additional gains for short positions. Short Swiss franc positions were also profitable as it shared many of the same woes as the euro. Smaller gains of approximately 1.2% were recorded from long Mexican peso positions as its value strengthened relative to the U.S. dollar amid gains for Mexico's benchmark IPC stock index during March. Total expenses for the three months ended March 31, 2000 were $2,003,724, resulting in a net loss of $727,611. The net asset value of a Unit decreased from $4,683.42 at December 31, 1999 to $4,648.19 at March 31, 2000.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $104 million and $96 million, respectively.

	Primary Market		   March 31, 2001	    March 31, 2000
	Risk Category		    Value at Risk		Value at Risk

Currency				  (2.78)% 			(3.48)%

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category        High       Low     Average
Currency 		(3.25)%	(2.04)%	 (2.64)%




Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 97% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following was the primary trading risk exposure of the Partnership at March 31, 2001. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at March 31, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the first quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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

10.01(a) Amendment to Management Agreement between the Partnership and
         John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-15442) filed with the
         Securities and Exchange Commission on January 3, 2001.

	10.02	   Management Agreement among the Partnership, Demeter and
   Sunrise Capital Inc. (formerly Sunrise Commodities Management
   Inc.) dated as of May 1, 1987 is incorporated by reference to
   Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-
   15442).

10.02(a) Amendment to Management Agreement between the Partnership and
         Sunrise Capital Management, Inc., dated November 30, 2000, is incorporated by reference to exhibit 10.02 of the Partnership's Form 8-K (File No. 0-15442) filed with the
         Securities and Exchange Commission on January 3, 2001.

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
Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-15442).

10.06	International Foreign Exchange Master Agreement, dated as of
August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.07 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-15442).

10.07	Customer Agreement, dated as of May 1, 2000 between Morgan
Stanley & Co. Incorporated, the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.07 of the Partnership's Form 10-Q (File No. 0-15442) for the quarter ended June 30, 2000.

10.08	Amendment to Management Agreement between the Partnership and
John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-
K (File No. 0-13298), filed with the SEC on January 3, 2001.

10.09	Amendment to Management Agreement between the Partnership and
Northfield Trading L.P., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
8-K (File No. 0-13298), filed with the SEC on January 3, 2001.

(B)	  Reports on Form 8-K

Filed with the Securities and Exchange Commission on January 3, 2001. Effective December 1, 2000, the Partnership amended its management agreements with each of John W. Henry & Company, Inc. and Sunrise Capital Management, Inc. under which the monthly management fees paid by the Partnership to each Trading Manager was reduced from a 4% to a 3.5% annual rate.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
	(General Partner)

May 15, 2001               By: /s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.