Form 10-Q
period 2001-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 2001-08-10
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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


DEAN WITTER CORNERSTONE FUND IV

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of
	June 30, 2001 (Unaudited) and December 31, 2000............2

	Statements of Operations for the Quarters Ended
	June 30, 2001 and 2000 (Unaudited).........................3

	Statements of Operations for the Six Months Ended
	June 30, 2001 and 2000 (Unaudited).........................4

	Statements of Changes in Partners' Capital for the
	Six Months Ended June 30, 2001 and 2000 (Unaudited)........5

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000 (Unaudited).........................6

	Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations...............12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.......................................21-31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................32

Item 6.  Exhibits and Reports on Form 8-K.................32-33





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                         2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	98,807,277	98,123,780
	Net unrealized gain on open contracts (MS & Co.)	    1,600,710                      	   3,996,007

	  Total Trading Equity	100,407,987	102,119,787

Interest receivable (Morgan Stanley DW)	      229,352	       375,740

	     Total Assets	100,637,339	 102,495,527

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	788,544    	     1,643,542
	Accrued management fees	293,066    	       298,676
	Accrued administrative expenses	157,641    	       92,137
	Accrued incentive fees	_______-___	      842,617

	     Total Liabilities	     1,239,251    	   2,876,972

Partners' Capital

	Limited Partners (17,512.310 and
	     18,324.325 Units, respectively)	98,198,724   	 98,469,183
	General Partner (213.889 Units)	    1,199,364   	     1,149,372

	     Total Partners' Capital	   99,398,088   	   99,618,555

Total Liabilities and Partners' Capital	100,637,339    	  102,495,527


NET ASSET VALUE PER UNIT	        5,607.41    	        5,373.69


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized                                                                              2,844,535	                  4,325,563
		Net change in unrealized	                                             (4,797,182) 	              (1,891,670)

			Total Trading Results 	(1,952,647)	2,433,893

	Interest income (Morgan Stanley DW)                                         732,119		   1,091,271

			Total  	  (1,220,528)	   3,525,164


EXPENSES

	Management fees	896,851	997,451
	Brokerage commissions (Morgan Stanley DW)	566,683	549,210
	Administrative expenses	41,428	37,620
	Transaction fees and costs                                                                     -		    20,450
	Incentive fees                                                                                 (228,031)	         603


			Total	   1,276,931	1,605,334


NET INCOME (LOSS)                                                                    (2,497,459)	1,919,830



NET INCOME (LOSS) ALLOCATION

	   Limited Partners                                                                      (2,467,707)	1,896,449
	   General Partner	(29,752)	23,381


NET INCOME (LOSS) PER UNIT

	   Limited Partners	(139.10)	86.95
	   General Partner	(139.10)	86.95

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	8,691,658		4,334,446
 	 	Net change in unrealized                                                  (2,395,297)		(1,724,960)

			Total Trading Results 	6,296,361		2,609,486

	Interest income (Morgan Stanley DW) 	   1,684,932		  2,191,791

			Total  	   7,981,293		   4,801,277


EXPENSES

	Management fees 	1,783,749		2,011,793
	Brokerage commissions (Morgan Stanley DW) 	1,033,334		1,471,402
	Incentive fees	800,888	 	           603
	Administrative expenses	77,428  	74,706
	Transaction fees and costs	_____-___		        50,554

			Total  	   3,695,399		  3,609,058

NET INCOME 	  4,285,894		  1,192,219


NET INCOME ALLOCATION

		Limited Partners	4,235,902		1,178,314
		General Partner	49,992		13,905


NET INCOME PER UNIT

		Limited Partners	233.72		51.72
		General Partner	233.72		51.72



	The accompanying notes are an integral part of these financial statements.

 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	21,987.255	101,716,331         	1,259,322	      102,975,653

Offering of Units                6.161                29,469                      -	        29,469

Net Income                       -	                1,178,314	   13,905	        1,192,219

Redemptions	(2,070.476)	            (9,599,011)	          (260,433)	          (9,859,444)

Partners' Capital,
	June 30, 2000	  19,922.940	93,325,103	1,012,794	94,337,897



Partners' Capital,
	December 31, 2000	18,538.214	98,469,183	1,149,372	99,618,555

Net Income                                                                  -		4,235,902	49,992	4,285,894

Redemptions	     (812.015)          	  (4,506,361)                    -		          (4,506,361)

Partners' Capital,
	June 30, 2001	  17,726.199	  98,198,724	1,199,364	99,398,088






The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	     2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income   	4,285,894	1,192,219

Noncash item included in net income:
		Net change in unrealized	2,395,297	1,724,960

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	146,388	(524)

Increase (decrease) in operating liabilities:
		Accrued management fees	(5,610)	(29,510)
		Accrued administrative expenses                                            65,504	                       14,159
		Incentive fee payable	   (842,617)	_____-___

Net cash provided by operating activities	   6,044,856	  2,901,304


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                                  -                           29,469
Decrease in redemptions payable                                                    (854,998)                   (215,422)
Redemptions of Units	   (4,506,361)	  (9,859,444)

Net cash used for financing activities	  (5,361,359)	(10,045,397)


Net increase (decrease) in cash	683,497	(7,144,093)

Balance at beginning of period	  98,123,780	104,055,664


Balance at end of period	  98,807,277	  96,911,571

	The accompanying notes are an integral part of these financial statements.


DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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

1.  Organization.
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and the Partnership.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.
("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned
subsidiaries of Morgan Stanley Dean Witter & Co.    The trading
managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc. (collectively, the "Trading Managers").

2. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                   Traded      Traded       Total       Traded      Traded
Date              Contracts   Contracts   Contracts    Contracts   Contracts
                       $          $		   $


June 30, 2001          -      1,600,710    1,600,710   	     -		Sept. 2001

December 31, 2000      -      3,996,007    3,996,007   	     -		March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,220,528 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. Additional losses of approximately 1.7% were recorded primarily during April and early May from short positions in the Australian dollar as its value strengthened and the U.S. dollar weakened on fears of an economic slowdown in the U.S. accentuated by additional weakness in U.S. economic data. Losses of approximately 1.4% were also experienced primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. These losses were partially offset by gains of approximately 3.1% recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by European Central Bank ("ECB") officials were seen as playing down the prospect of intervention and signs that the European economy was slowing while inflation was rising. Total expenses for the three months ended June 30,

2001 were $1,276,931, resulting in a net loss of $2,497,459. The net asset value of a Unit decreased from $5,746.51 at March 31, 2001 to $5,607.41 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $7,981,293 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.2% were recorded throughout the majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 4.5% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Additional gains of approximately 0.9% were recorded primarily during May from short positions in the euro as its value weakened relative to the U.S. dollar following reports of weak European economic data. These gains were partially offset by losses of approximately 3.4% recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Additional losses were recorded throughout the second quarter from South African rand positions. Losses of approximately 1.8% were experienced primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. Total expenses for the six months ended June 30, 2001 were $3,695,399, resulting in net income of $4,285,894. The net asset value of a Unit increased from $5,373.69 at December 31, 2000 to $5,607.41 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $3,525,164 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.3% were recorded primarily from short positions in the euro as the value of the European common currency dropped to record lows versus the U.S. dollar and British pound during April due to the ECB's passive stance towards its currency. Strong economic data out of the U.S. and the potential for aggressive rate hikes in the U.S. also boosted the dollar and, subsequently, added to the euro's troubles.

Newly established long positions in the euro resulted in additional gains during the first half of June as the value of the euro strengthened versus the U.S. dollar on stronger-than-expected French consumer spending data and the dollar's overall weakness relative to major currencies. Additional gains of approximately 2.0% were experienced from short South African rand positions as its value receded to 20-month lows versus the U.S. dollar during April amid speculation that Zimbabwe was on the verge of devaluing its currency. During May, short South African rand positions resulted in additional profits as its value continued to be plagued by the economic crisis in Zimbabwe. Smaller gains of approximately 0.9% were incurred from short Singapore dollar positions during May and June as its value weakened versus the U.S. dollar due to the Indonesian rupiah's sustained slide and fears over a possible market intervention by the Monetary Authority of Singapore. A portion of overall Partnership gains was offset by losses of approximately 3.8% recorded from long British pound positions as the value of the pound weakened relative to the U.S. dollar during April, dragged down by the weakness in the euro. Newly established short British pound positions incurred additional losses during the remainder of the quarter as the pound's value strengthened versus the U.S. dollar on a strengthening euro and indications that the

Bank of England did not rule out further interest rate hikes. Additional losses of approximately 1.1% resulted from short Australian dollar positions during June as the value of the U.S. dollar weakened relative to most other major currencies on the perception that interest rates in the U.S. may have topped out. Long Mexican peso positions incurred losses of approximately 0.9% during May as its value weakened relative to the U.S. dollar as investors took profits amid weakness in U.S. stocks. Losses of approximately 0.9% were also recorded from transactions involving Japanese yen positions during early April and late June. Total expenses for the three months ended June 30, 2000 were $1,605,334, resulting in net income of $1,919,830. The net asset value of a Unit increased from $4,648.19 at March 31, 2000 to $4,735.14 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $4,801,277 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.9% were recorded from short euro positions as its value weakened versus the U.S. dollar during January on skepticism about Europe's economic outlook.
The European common currency finished the first and second quarter lower versus the U.S. dollar on expectations that the ECB would hold interest rates steady, resulting in additional gains for short positions. Gains of approximately 2.3% were experienced from short South African rand positions as its value receded to 20-month lows versus the U.S. dollar during April and May amid speculation that Zimbabwe was on the verge of devaluing its currency. Short Swiss franc positions resulted in gains of approximately 1.7% as it shared many of the same woes as the euro during the first quarter. Smaller gains of approximately 1.3% were recorded from short Singapore dollar positions during May and June as its value weakened versus the U.S. dollar due to the Indonesian rupiah's sustained slide and fears over a possible market intervention by the Monetary Authority of Singapore. A portion of overall Partnership gains was offset by losses of approximately 6.4% recorded during January, February and April from long British pound positions on the U.S. dollar's strength versus other major currencies and interest rate increases by the ECB and U.S. Federal Reserve. Newly established short British pound positions incurred losses during the remainder of the second quarter as the pound's value strengthened versus the U.S. dollar on a strengthening euro and indications that the Bank of England did not rule out further interest rate hikes. Additional losses of approximately 4.0% were recorded from long Japanese yen positions during January as its value weakened versus the U.S.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $99 million and $94 million, respectively.

	Primary Market		    June 30, 2001	     June 30, 2000
	Risk Category		    Value at Risk		Value at Risk

Currency				   (2.87)%		   (2.04)%

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the June 30, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category       High        Low      Average
Currency 	          (3.25)%	 (2.51)%	 (2.85)%





Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for it's market risk exposure at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 99% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership at June 30, 2001. It may be anticipated however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all markets traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
In April 2001 the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

10.08 Amendment to Management Agreement between the Partnership and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
  8-K (File No. 0-15442), filed with the SEC on January 3, 2001.

10.09 Amendment to Management Agreement between the Partnership and Sunrise Capital Management, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
  8-K (File No. 0-15442), filed with the SEC on January 3, 2001.

(B)	    Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
	(General Partner)

August 14, 2001            By: /s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.