Form 10-Q
period 2001-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 2001-11-14
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period _________________to_________________

Commission File Number 0-15442


	DEAN WITTER CORNERSTONE FUND IV

	(Exact name of registrant as specified in its charter)


		New York						     13-3393597
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl., New York, NY 10048

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


DEAN WITTER CORNERSTONE FUND IV

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of
	September 30, 2001 (Unaudited) and December 31, 2000.......2

	Statements of Operations for the Quarters Ended
	September 30, 2001 and 2000 (Unaudited)....................3

	Statements of Operations for the Nine Months Ended
	September 30, 2001 and 2000 (Unaudited)....................4

	Statements of Changes in Partners' Capital for the
	Nine Months Ended September 30, 2001 and 2000
	(Unaudited)................................................5

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000 (Unaudited)....................6

	Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations...............12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................  21-30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................31

Item 6.  Exhibits and Reports on Form 8-K.................31-32










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
                                     2001   	      2000
	  $	$
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	93,960,501	   98,123,780
	Net unrealized gain on open contracts (MS & Co.)	                        1,969,233                        3,996,007

	  Total Trading Equity	95,929,734	 102,119,787

Interest receivable (Morgan Stanley DW)	      179,908	       375,740

	 Total Assets	   96,109,642	 102,495,527

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	594,844    	     1,643,542
	Accrued management fees	279,891    	       298,676
	Accrued administrative expenses	147,088    	       92,137
	Accrued incentive fees                                                                       -		      842,617

	     Total Liabilities	   1,021,823    	   2,876,972

Partners' Capital

	Limited Partners (17,181.110 and
	     18,324.325 Units, respectively)	93,918,619   	 98,469,183
	General Partner (213.889 Units)	   1,169,200   	     1,149,372

	     Total Partners' Capital	   95,087,819   	   99,618,555

Total Liabilities and Partners' Capital	                                               96,109,642    	  102,495,527


NET ASSET VALUE PER UNIT	     5,466.39    	        5,373.69

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	                                                                               (1,865,332)	4,364,820
		Net change in unrealized                                                      	   368,523                (1,751,965)

			Total Trading Results 	                                                     (1,496,809)	2,612,855

	Interest income (Morgan Stanley DW)	   620,300	   1,134,363

			Total  	                                                                                  (876,509)	   3,747,218


EXPENSES

	Management fees	830,328	943,064
	Brokerage commissions (Morgan Stanley DW)	780,141	689,237
	Administrative expenses	    41,430	        33,246

			Total 	  1,651,899	1,665,547


NET INCOME (LOSS)	                                                                     (2,528,408)	2,081,671



NET INCOME (LOSS) ALLOCATION

	   Limited Partners	                                                                       (2,498,244)	2,058,934
	   General Partner	                                                                             (30,164)	22,737

NET INCOME (LOSS) PER UNIT

	   Limited Partners	                                                                            (141.02)	106.30
	   General Partner	                                                                             (141.02)	106.30

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	6,826,326		8,699,266
	Net change in unrealized	                                                  (2,026,774)		                 (3,476,925)

			Total Trading Results 	4,799,552		5,222,341

	Interest income (Morgan Stanley DW) 	   2,305,232		  3,326,154

			Total  	   7,104,784		   8,548,495


EXPENSES

	Management fees 	2,614,077		2,954,857
	Brokerage commissions (Morgan Stanley DW) 	1,813,475		2,160,639
	Incentive fees	800,888 	 	603
	Administrative expenses	118,858		107,952
	Transaction fees and costs                                                               -		 	       50,554

			Total  	       5,347,298		  5,274,605

NET INCOME 	    1,757,486		  3,273,890


NET INCOME ALLOCATION

	  Limited Partners	1,737,658		3,237,248
	  General Partner	19,828		36,642


NET INCOME PER UNIT

	  Limited Partners	92.70		158.02
	  General Partner	92.70		158.02


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	21,987.255	101,716,331	1,259,322	102,975,653

Offering of Units              6.161                  	29,469                      -	                  29,469

Net income                    -                  3,237,248	               36,642           3,273,890

Redemptions              (2,717.440)        	 (12,695,094)          (260,433)     (12,955,527)

Partners' Capital,
	September 30, 2000	                                     19,275.976           92,287,954          1,035,531        93,323,485



Partners' Capital,
	December 31, 2000	18,538.214	98,469,183	1,149,372	99,618,555

Net income                     -                  1,737,658	               19,828          1,757,486

Redemptions                  (1,143.215)         	 (6,288,222)                    -             (6,288,222)

Partners' Capital,
	September 30, 2001                                     17,394.999         93,918,619	           1,169,200	         95,087,819








The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	     2000
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income   	1,757,486	3,273,890
Noncash item included in net income:
	Net change in unrealized	2,026,774	 3,476,925

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	195,832	                      (19,650)

Increase (decrease) in operating liabilities:
	Accrued management fees	                                                             (18,785)	                     (33,298)
  	Accrued administrative expenses	54,951	                   47,407
 	Accrued incentive fees                               (842,617)                           -


Net cash provided by operating activities	  3,173,641	  6,745,274


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                             -		                        29,469
Decrease in redemptions payable	                                                    (1,048,698)                  (337,288)
Redemptions of Units	                                                                       (6,288,222)	              (12,955,527)

Net cash used for financing activities	                                              (7,336,920) 	             (13,263,346)

Net decrease in cash                           (4,163,279)	                (6,518,072)

Balance at beginning of period	  98,123,780	               104,055,664

Balance at end of period	  93,960,501	                 97,537,592



	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1.  Organization.
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and the Partnership.

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned
subsidiaries of Morgan Stanley Dean Witter & Co.    The trading
managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc., (collectively, the "Trading Managers").

2. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                        Net Unrealized Gains
                         on Open Contracts              Longest Maturities


   	           Exchange-  Off-Exchange-             Exchange-   Off-Exchange-
                   Traded      Traded       Total     Traded        Traded
Date             Contracts    Contracts   Contracts   Contracts    Contracts
                 $          $          $

Sept 30, 2001       -        1,969,233    1,969,233        -       Dec. 2001

Dec. 31, 2000       -        3,996,007    3,996,007        -       March 2001


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of

$876,509 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.6% were recorded primarily during August from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. Losses of approximately 1.8% were experienced primarily during July from short positions in the euro and Swiss franc as the value of these European currencies reversed higher versus the U.S. dollar following Chairman Greenspan's testimony highlighting that the U.S. economy still faces weakness and benign European inflation data. During September, losses were recorded from long positions in the euro and Japanese yen as their values reversed lower and the U.S. dollar strengthened amid newly released optimistic economic data and the Bank of Japan's surprise interventions, which boosted the U.S. dollar. Losses of approximately 1.0% were experienced during early July from long positions in the Mexican peso as its value weakened relative to the U.S. dollar on worries that Argentina won't meet its debt obligations and that Argentina's economic crisis could hit Mexico. These losses were partially offset by gains of approximately 4.8% recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. Total expenses for the three months ended September 30, 2001 were $1,651,899, resulting in a net loss of $2,528,408. The net asset value of a Unit decreased from $5,607.41 at June 30, 2001 to $5,466.39 at September 30,
2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $7,104,784 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.7% were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Gains of approximately 1.4% were recorded throughout the majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 1.2% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. These gains were partially offset by losses of approximately 2.1% recorded primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair would push for Great Britain's entry into the European Monetary

Union. Total expenses for the nine months ended September 30, 2001 were $5,347,298, resulting in net income of $1,757,486. The net asset value of a Unit increased from $5,373.69 at December 31, 2000 to $5,466.39 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $3,747,218 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.6% were recorded primarily during July from short British pound positions as the value of the pound weakened relative to the U.S. dollar after data showed Britain's manufacturing sector grew at its slowest rate since June 1999. Additional gains of approximately 1.5% resulted primarily during July from short positions in the Thai baht as its value weakened versus the U.S. dollar. Short Thai baht positions were also profitable during September as its value fell sharply versus the U.S. dollar on investor concerns over political developments in Indonesia. Smaller gains of approximately 1.3% were experienced from short New Zealand dollar positions as its value dropped during August and September alongside the euro and after worse-than-expected economic figures were released. A portion of overall Partnership gains was offset by losses of approximately 1.6% recorded primarily during August from short Japanese yen positions as the value of the yen strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates further by December. Long Japanese yen positions incurred additional losses during September as the yen's value weakened against the U.S. dollar on warnings that the Japanese economy may shrink in the fourth quarter because of lethargic consumer spending. Losses of approximately 1.5% were recorded from long Australian dollar positions as its value declined versus the U.S. dollar during August on weakness in the euro and the fading Australian interest rate expectations. Smaller losses of approximately 0.7% were recorded primarily during July from short Mexican peso positions as the value of the peso strengthened versus relative to the U.S. dollar as investors were expecting the release of low June inflation data. Post-election confidence in Mexico was also contributing to the peso's strength. Total expenses for the three months ended September 30, 2000 were $1,665,547, resulting in net income of $2,081,671.
The net asset value of a Unit increased from $4,735.14 at June 30, 2000 to $4,841.44 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $8,548,495 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.6% were recorded primarily during January from short euro positions as the value of the euro weakened versus the U.S. dollar on skepticism about Europe's economic outlook. The euro finished the first quarter lower versus the U.S. dollar on expectations that the European Central Bank would hold interest rates steady, resulting in additional gains for short positions. The euro also contributed net profits to the Partnership for the second quarter. These gains were, however, reduced somewhat in September due to market intervention. Specifically, on September 22 the world's largest central banks carried out a coordinated market intervention to support the falling euro. Not only did this action sharply reverse the previously established downtrend in the euro against the U.S. dollar, it also caused similarly sharp upward reversals in the value of many other foreign currencies, such as the Swiss franc and British pound, against the greenback. In spite of these reversals, the magnitude of their movements was not enough to offset previously recorded gains, thus allowing the currency complex to provide net gains for the second quarter. Additional gains of approximately 2.9% were recorded primarily during April and May from short South African rand positions as its value receded versus the U.S. dollar amid speculation that Zimbabwe was on the verge of devaluing its currency. Short Swiss franc positions resulted in gains of approximately 2.2% primarily during the first quarter as its value shared many of the same woes as the euro. A portion of overall Partnership gains was offset by losses of approximately 5.4% recorded during January from long Japanese yen positions as the value of the yen weakened versus the U.S. dollar following a Bank of Japan intervention. Newly established short Japanese yen positions resulted in losses as the yen's value reversed higher relative to the U.S. dollar and major European currencies on repatriation by institutions ahead of the Japanese fiscal year-end on March 31. Losses were also recorded from transactions involving the yen during the second and third quarters. Losses of approximately 4.9% were recorded from long British pound positions as the pound's value declined on the U.S. dollar's strength versus other major currencies during February and April and on interest rate increases by the European Central Bank and U.S. Federal Reserve. Losses of approximately 4.9% were recorded from long Australian dollar positions during January as its value plunged sharply lower versus the U.S. dollar due to weakness in the euro and weaker oil prices. Short Australian dollar positions also incurred losses during June as the value of the U.S. dollar weakened relative to most other major currencies on the perception that interest rates in the U.S. may have topped out. During August, long Australian dollar positions resulted in losses as its value declined versus the U.S. dollar on weakness in the euro and the fading Australian interest rate expectations. Total expenses for the nine months ended September 30, 2000 were $5,274,605, resulting in net income of $3,273,890. The net asset value of a Unit increased from $4,683.42 at December 31, 1999 to $4,841.44 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $95 million and $93 million, respectively.

Primary Market		 September 30, 2001	  September 30, 2000
	Risk Category		    Value at Risk		Value at Risk

Currency				  (2.18)% 		    (3.25)%
The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.
Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category        High      Low     Average
Currency 		(2.87)%	(2.18)%	(2.58)%



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

The VaR tables above present the results of the Partnership's VaR for it's market risk exposures at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2001.

At September 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 99% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following was the primary trading risk exposure of the Partnership at September 30, 2001. It may be anticipated, however, that market exposure will vary materially over time.

Currency.	 The Partnership's currency exposure at September 30,
2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At September 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Mangers.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

10.04 Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.

10.05 Commodity Futures Customer Agreement between Morgan Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-15442) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06 Foreign Exchange and Options Master Agreement between Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.

10.07 Securities Account Control Agreement among the Partnership, Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.

10.08 Amendment to Management Agreement between the Partnership and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
8-K (File No. 0-15442), filed with the Securities and
Exchange Commission on January 3, 2001.

10.09	Amendment to Management Agreement between the Partnership and
Sunrise Capital Management, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
8-K (File No. 0-15442), filed with the Securities and
Exchange Commission on January 3, 2001.

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




                           Dean Witter Cornerstone Fund IV
                            (Registrant)

                           By: Demeter Management Corporation
	(General Partner)

November 14, 2001          By: /s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.