Form 10-Q
period 2002-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2002-05-15
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


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

March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................26

Item 6.	Exhibits and Reports on Form 8-K....................26-27






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	                        March 31,	     December 31,
                                2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	97,009,262	101,084,842
	Net unrealized gain (loss) on open contracts (MS & Co.)	     (367,281)	   7,783,366

	     Total Trading Equity	96,641,981	108,868,208

Interest receivable (Morgan Stanley DW)	117,770	108,781
Prepaid incentive fees	        15,798	           -

	     Total Assets	96,775,549	108,976,989

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	831,944	533,976
	Accrued management fees	281,654	317,372
	Accrued administrative expenses	192,638	      163,799
	Accrued incentive fees	         -      	   1,351,817

	     Total Liabilities	  1,306,236	   2,366,964

Partners' Capital

	Limited Partners (16,516.147 and
	    16,901.387 Units, respectively)	94,248,763	105,277,723
	General Partner (213.889 Units)	  1,220,550	   1,332,302

	     Total Partners' Capital	95,469,313	106,610,025

	     Total Liabilities and Partners' Capital	96,775,549	108,976,989


NET ASSET VALUE PER UNIT	    5,706.46	    6,228.94


The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(935,642)	5,847,123
		Net change in unrealized	(8,150,647)	  2,401,885

		      Total Trading Results 	(9,086,289)	8,249,008

	Interest Income (Morgan Stanley DW)	    344,151	   952,813

		      Total  	(8,742,138)	9,201,821

EXPENSES

	Management fees	884,119	886,898
	Brokerage commissions (Morgan Stanley DW)	558,334	466,651
	Administrative expenses	38,187	36,000
	Incentive fees	(1,351,817)	1,028,919


		      Total	    128,823	2,418,468


NET INCOME (LOSS)	(8,870,961)	6,783,353


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(8,759,209)	6,703,609
	General Partner	(111,752)	79,744


NET INCOME (LOSS) PER UNIT

	Limited Partners	(522.48)	372.82
	General Partner	(522.48)	372.82


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	18,538.214	98,469,183	1,149,372	99,618,555

Net Income	                                                                -    	6,703,609	79,744	6,783,353

Redemptions	  (523.126)	 (2,877,994)	          -    	 (2,877,994)

Partners' Capital,
	March 31, 2001	18,015.088	102,294,798	1,229,116	103,523,914





Partners' Capital,
	December 31, 2001	17,115.276	105,277,723	1,332,302	106,610,025

Net Loss	                                                                      -    	(8,759,209)	(111,752)	(8,870,961)

Redemptions	   (385.240)	  (2,269,751)	          -    	(2,269,751)

Partners' Capital,
	March 31, 2002	16,730.036	94,248,763	1,220,550	95,469,313












The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	     $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(8,870,961)	6,783,353
Noncash item included in net income (loss):
		Net change in unrealized	8,150,647	(2,401,885)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(8,989)	83,823
		Prepaid incentive fees	(15,798)	-

Increase (decrease) in operating liabilities:
		Accrued management fees 	(35,718)	13,544
		Accrued administrative expenses	28,839	      36,000
		Accrued incentive fees	(1,351,817)	   996,726

Net cash provided by (used for) operating activities	(2,103,797)	5,511,561


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	297,968	(272,202)
Redemptions of Units	(2,269,751)	(2,877,994)

Net cash used for financing activities	(1,971,783)	(3,150,196)

Net increase (decrease) in cash	(4,075,580)	2,361,365

Balance at beginning of period	101,084,842	98,123,780

Balance at end of period	 97,009,262	100,485,145




	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and the Partnership.

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter,

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading managers to the
Partnership are John W. Henry & Company, Inc. and Sunrise Capital
Management, Inc. (collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	      on Open Contracts	Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Mar. 31, 2002          -   	(367,281)	(367,281)	-	Jun. 2002
Dec. 31, 2001          - 	7,783,366	7,783,366	-	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $8,742,138 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded primarily during March from previously established long positions in the South African rand when its value reversed lower versus the U.S. dollar on mounting concerns ahead of Zimbabwe's presidential elections. Additional losses of approximately 2.0% were recorded during February from previously established short positions in the euro when its value climbed higher versus the U.S. dollar due to weakness in equities and improved economic confidence in Europe. Losses of approximately 1.6% were recorded primarily during January from previously established long positions in the British pound when its value weakened versus the U.S. dollar following sluggish economic growth in Great Britain. Losses of approximately 1.6% were recorded primarily during early March from previously established short positions in the Japanese yen as its value moved higher versus the U.S. dollar amid a repatriation of assets from the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were established resulting in additional losses later in March when the value of the yen fell on expectations that repatriation flows would end with the Japanese fiscal year. Partially offsetting gains of approximately 0.9% were recorded principally during March from previously established long positions in the Australian dollar when its value strengthen versus the U.S. dollar following rising commodity prices. Total expenses for the three months ended March 31, 2002 were $128,823, resulting in a net loss of $8,870,961. The net asset value of a Unit decreased from $6,228.94 at December 31, 2001 to $5,706.46 at March 31,
2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $9,201,821 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.0% were recorded throughout a majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing of concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits of approximately 3.4% were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Additional gains of approximately 1.9% were recorded primarily during March from short Australian dollar positions as its value weakened relative to the U.S. dollar on evidence of a weak Australian economy, declining commodity prices and increased support for the U.S. dollar. These gains were partially offset by losses of approximately 2.2% recorded primarily during January from long positions in the South African rand versus the U.S. dollar as the value of the rand weakened and the U.S. dollar gained support as several officials of the world's major central banks soothed fears of a hard economic landing in the U.S. Total expenses for the three months ended March 31, 2001 were $2,418,468, resulting in net income of $6,783,353. The net asset value of a Unit increased from $5,373.69 at December 31, 2000 to $5,746.51 at March 31, 2001.

Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $95 million and $104 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Currency	         (1.55)%		   (2.78)%

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low     Average
Currency	(2.97)%	(1.55)%	(2.39)%


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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2002.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 102% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at March 31, 2002. It may be anticipated, however, that market exposures will vary materially over time.

Currency.
The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.
The Partnership trades a large number of currencies. At March 31, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers separately attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
NONE.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 11, 1986, is incorporated by reference to
Exhibit 3.01 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
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
and Sunrise Capital Management, Inc., dated as of November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission on January 3, 2001.

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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2002            By:   /s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.