Form 10-Q
period 2002-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 2002-08-13
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400




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

June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................31

Item 6.	Exhibits and Reports on Form 8-K....................31-32






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION

<caption>	                     June 30,	     December 31,
                                                 2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	106,649,708	101,084,842

	Net unrealized gain on open contracts (MS & Co.)	   9,636,663	   7,783,366

	     Total Trading Equity	116,286,371	108,868,208

Interest receivable (Morgan Stanley DW)	      113,615	      108,781
Due from Morgan Stanley DW	         12,510	               -

	     Total Assets	116,412,496	108,976,989

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	1,596,455	   1,351,817
	Redemptions payable	953,465	533,976
	Accrued management fees	339,173	317,372
	Accrued administrative expenses	      124,598	      163,799

	     Total Liabilities	   3,013,691	   2,366,964

Partners' Capital

	Limited Partners (16,091.487 and
		16,901.387 Units, respectively)                                                        111,911,274		105,277,723
	General Partner (213.889 Units)	       1,487,531	   1,332,302

	     Total Partners' Capital	113,398,805	106,610,025

	     Total Liabilities and Partners' Capital	116,412,496	108,976,989


NET ASSET VALUE PER UNIT	      6,954.69	     6,228.94



The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	15,699,227	2,844,535
		Net change in unrealized	10,003,944	(4,797,182)

		      Total Trading Results 	25,703,171	(1,952,647)

	Interest income (Morgan Stanley DW)	    334,233	      732,119

		      Total  	26,037,404	 (1,220,528)

EXPENSES

	Incentive fees	3,311,653	  (228,031)
	Brokerage commissions (Morgan Stanley DW)	1,090,464	566,683
	Management fees	941,439	896,851
	Administrative expenses	      38,764	     41,428


		      Total	 5,382,320	 1,276,931


NET INCOME (LOSS)	20,655,084	(2,497,459)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	20,388,103	(2,467,707)
	General Partner	266,981	(29,752)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1,248.23	(139.10)
	General Partner	1,248.23	(139.10)




	The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	14,763,585	8,691,658
		Net change in unrealized	  1,853,297	(2,395,297)

		      Total Trading Results 	16,616,882	6,296,361

	Interest income (Morgan Stanley DW)	      678,384	 1,684,932

		      Total  	 17,295,266	 7,981,293

EXPENSES

	Incentive fees	1,959,836	800,888
	Management fees	1,825,558	1,783,749
	Brokerage commissions (Morgan Stanley DW)	1,648,798	1,033,334
	Administrative expenses	       76,951	     77,428

		      Total	 5,511,143	 3,695,399


NET INCOME 	11,784,123	4,285,894


NET INCOME ALLOCATION

	Limited Partners	11,628,894	4,235,902
	General Partner	155,229	49,992


NET INCOME PER UNIT

	Limited Partners	725.75	233.72
	General Partner	725.75	233.72





	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	18,538.214	98,469,183	1,149,372	99,618,555

Net Income	-    	4,235,902	49,992	4,285,894

Redemptions	   (812.015)	  (4,506,361)	           -    	  (4,506,361)

Partners' Capital,
	June 30, 2001	17,726.199	98,198,724	1,199,364	 99,398,088





Partners' Capital,
	December 31, 2001	17,115.276	105,277,723	1,332,302	106,610,025

Net Income	    -  	11,628,894	155,229	11,784,123

Redemptions	   (809.900)	  (4,995,343)	          -    	   (4,995,343)

Partners' Capital,
	June 30, 2002	16,305.376	111,911,274	1,487,531	113,398,805













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	11,784,123	4,285,894
Noncash item included in net income:
	Net change in unrealized	(1,853,297)	2,395,297

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(4,834)	146,388
	Due from Morgan Stanley DW	(12,510)	-

Increase (decrease) in operating liabilities:
	Accrued incentive fees	244,638	(842,617)
	Accrued management fees 	21,801	(5,610)
	Accrued administrative expenses	        (39,201)	     65,504

Net cash provided by operating activities	  10,140,720	6,044,856


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	419,489	(854,998)
Redemptions of Units	  (4,995,343)	(4,506,361)

Net cash used for financing activities	  (4,575,854)	(5,361,359)

Net increase in cash	5,564,866	683,497

Balance at beginning of period	101,084,842	98,123,780

Balance at end of period	106,649,708	98,807,277







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter,

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc. (collectively, the "Trading Managers").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	      on Open Contracts	Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Jun. 30, 2002          -   	9,636,663	9,636,663	-	Sep. 2002
Dec. 31, 2001          - 	7,783,366	7,783,366	-	Mar. 2002

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

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated.
With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $26,037,404 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.3% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 4.3% from previously established long positions in the Swiss franc and approximately 2.9% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.5% from long positions in the Australian dollar were recorded relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the three months ended June 30, 2002 were $5,382,320, resulting in net income of $20,655,084. The net asset value of a Unit increased from $5,706.46 at March 31, 2002 to $6,954.69 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $17,295,266 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.1% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 3.7% from previously established long positions in the Swiss franc and approximately 3.0% from previously established long positions in the Norwegian krone were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 3.4% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the six months ended June 30, 2002 were $5,511,143, resulting in net income of $11,784,123. The net asset value of a Unit increased from $6,228.94 at December 31, 2001 to $6,954.69 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,220,528 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive the country's ailing economy. Additional losses of approximately 1.7% were recorded primarily during April and early May from short positions in the Australian dollar as its value strengthened and the U.S. dollar weakened on fears of an economic slowdown in the U.S. accentuated by the additional weakness in U.S. economic data. Losses of approximately 1.4% were also experienced primarily during May and early June from long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. These losses were partially offset by gains of approximately 3.1% recorded primarily during May from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar following reports of weak European economic data. The euro weakened further after comments by European Central Bank officials were seen as playing down the prospect of intervention and signs that the European economy was slowing while inflation was rising. Total expenses for the three months ended June 30, 2001 were $1,276,931, resulting in a net loss of $2,497,459. The net asset value of a Unit decreased from $5,746.51 at March 31, 2001 to $5,607,41 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the

Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $113 million and $99 million, respectively.

	Primary Market          June 30, 2002	   June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Currency	       (2.97)%			  (2.87)%

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low     Average
Currency	(2.98)%	(1.55)%	(2.38)%


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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2002.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 88% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at June 30, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. The Partnership's greatest exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of
the Partnership's Form 8-K (File No. 0-15442) filed with
the Securities and Exchange Commission on January 3,
2001.
10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of
November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on January 3, 2001.
99.01	Certification of Periodic Financial Reports.

(B)	  Reports on Form 8-K - None.

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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2002         By:   /s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund IV (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the
Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund IV (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 13, 2002