Form 10-Q
period 2002-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 2002-11-13
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-15442

	DEAN WITTER CORNERSTONE FUND IV

	(Exact name of registrant as specified in its charter)


		New York						     13-3393597
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ 			     07311
(Address of principal executive offices)	  	       (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

September 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended 	September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-31

Item 4.	Controls and Procedures................................31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................32

Item 5	Other Information...................................32-34

Item 6.	Exhibits and Reports on Form 8-K....................34-36





 I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION

<caption>	                     September 30,	     December 31,
                                                         2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	100,740,294	101,084,842

	Net unrealized gain (loss) on open contracts (MS & Co.)	      (481,126)	   7,783,366

	     Total Trading Equity	100,259,168	108,868,208

Interest receivable (Morgan Stanley DW)	        110,235	      108,781
Prepaid incentive fees	         22,826 	             -

	     Total Assets	 100,392,229	108,976,989

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	637,043	533,976
	Accrued management fees	292,349	317,372
	Accrued administrative expenses	135,543	      163,799
	Accrued incentive fees	             -     	   1,351,817

	     Total Liabilities	    1,064,935	   2,366,964

Partners' Capital

	Limited Partners (15,621.808 and
		16,901.387 Units, respectively)	97,985,704	105,277,723
	General Partner (213.889 Units)	     1,341,590	   1,332,302

	     Total Partners' Capital	   99,327,294	106,610,025

	     Total Liabilities and Partners' Capital	 100,392,229	108,976,989


NET ASSET VALUE PER UNIT	       6,272.37	     6,228.94



The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,137,343)	(1,865,332)
		Net change in unrealized	 (10,117,789)	    368,523

		      Total Trading Results 	(11,255,132)	(1,496,809)

	Interest income (Morgan Stanley DW)	         343,240	    620,300

		      Total  	  (10,911,892)	      (876,509)

EXPENSES

	Management fees	916,176	830,328
	Brokerage commissions (Morgan Stanley DW)	737,743	780,141
	Administrative expenses	           51,927	     41,430
	Incentive fees	   (1,596,454)	          -


		      Total	        109,392	 1,651,899


NET LOSS	 (11,021,284)	(2,528,408)


NET LOSS ALLOCATION

	Limited Partners	(10,875,343)	(2,498,244)
	General Partner	(145,941)	(30,164)


NET LOSS PER UNIT

	Limited Partners	      (682.32)                      (141.02)
	General Partner	                                   (682.32)                      (141.02)




	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	13,626,242	6,826,326
		Net change in unrealized	  (8,264,492)	(2,026,774)

		      Total Trading Results 	5,361,750	4,799,552

	Interest income (Morgan Stanley DW)	   1,021,624	  2,305,232

		      Total  	   6,383,374	  7,104,784

EXPENSES

	Management fees	 2,741,734	2,614,077
	Brokerage commissions (Morgan Stanley DW)	2,386,541	1,813,475
	Incentive fees	363,382	800,888
	Administrative expenses	      128,878	     118,858

		      Total	   5,620,535	  5,347,298


NET INCOME 	      762,839	  1,757,486


NET INCOME ALLOCATION

	Limited Partners	753,551	1,737,658
	General Partner	     9,288	19,828


NET INCOME PER UNIT

	Limited Partners	  43.43	92.70
	General Partner	    43.43	92.70





	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	18,538.214	98,469,183	1,149,372	99,618,555

Net Income	-	1,737,658	19,828	1,757,486

Redemptions	   (1,143.215)	  (6,288,222)	        -     	  (6,288,222)

Partners' Capital,
	September 30, 2001	  17,394.999	93,918,619	   1,169,200	 95,087,819





Partners' Capital,
	December 31, 2001                                      17,115.276	      105,277,723	1,332,302	106,610,025

Net Income	-     	753,551	9,288	762,839

Redemptions                                                    (1,279.579)	  (8,045,570)	        -     	  (8,045,570)

Partners' Capital,
	September 30, 2002                                     15,835.697	  97,985,704	 1,341,590	 99,327,294












The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	762,839	1,757,486
Noncash item included in net income:
	Net change in unrealized	8,264,492	2,026,774

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	  (1,454)	195,832
	Prepaid incentive fees	(22,826)	             -

Increase (decrease) in operating liabilities:
	Accrued management fees 	   (25,023)	 (18,785)
	Accrued administrative expenses	                                                      (28,256)                       54,951
	Accrued incentive fees	   (1,351,817)	     (842,617)

Net cash provided by operating activities	     7,597,955                    3,173,641


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable                                         103,067	(1,048,698)
Redemptions of Units	    (8,045,570)	  (6,288,222)

Net cash used for financing activities	   (7,942,503)	  (7,336,920)

Net decrease in cash	(344,548)	(4,163,279)

Balance at beginning of period	 101,084,842	  98,123,780

Balance at end of period	  100,740,294	  93,960,501







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to the average yield on current 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	  Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Sep. 30, 2002         -   	(481,126)	(481,126)	-	Dec. 2002
Dec. 31, 2001          - 	7,783,366	7,783,366	-	Mar. 2002

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $10,911,892 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 5.6% were recorded in minor currencies, predominantly from long positions in the Polish zloty, South African rand, and New Zealand dollar, as well as from short positions in the Mexican peso. Additional losses of approximately 1.8% and 1.5% were recorded from long positions in the British pound and the euro, respectively, as their values reversed lower versus the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Losses of approximately 1.3% were recorded from long positions in the Japanese yen during August and September as the value of the yen reversed lower relative to the U.S. dollar amid renewed concerns regarding Japan's economic woes. Total expenses for the three months ended September 30, 2002 were $109,392, resulting in a net loss of $11,021,284. The net asset value of a Unit decreased from $6,954.69 at June 30, 2002 to $6,272.37 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,383,374 and posted an increase in net asset value per Unit.
The most significant gains of approximately 6.5% were recorded, primarily during May and June, from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Previously established long positions in the Australian dollar provided gains of approximately 3.2% as the currency strengthened relative to the U.S. dollar, primarily during March and May, due to rising gold prices. Long positions in the Swiss franc resulted in further gains of approximately 3.1%, primarily during April, May, and June, as its value strengthened relative to the U.S. dollar due to weak economic forecasts. Smaller gains of approximately 0.7% were recorded predominantly during the second quarter from long positions in the minor currencies, such as the Norwegian krone. These gains were partially offset by losses of approximately 5.3% recorded from transactions involving the British pound during June, July, and August as its value fluctuated without consistent direction versus the U.S. dollar. Smaller losses of approximately 4.6% were recorded throughout a majority of the nine months from transactions involving the Japanese yen as its value also experienced erratic movements versus the U.S. dollar amid concerns regarding the state of Japan's economy. Total expenses for the nine months ended September 30, 2002 were $5,620,535, resulting in net income of $762,839. The net asset value of a Unit increased from $6,228.94 at December 31, 2001 to $6,272.37 at September 30, 2002.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the

Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $99 million and $95 million, respectively.

	Primary Market	September 30, 2002	September 30, 2001
	Risk Category	Value at Risk		Value at Risk

     Currency	(3.93)%		(2.02)%

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low     Average
Currency	(3.93)%	(1.55)%	(2.86)%


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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2002.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 103% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at September 30, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At September 30, 2002, the Partnership's greatest exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4.  Control And Procedures
  (a) As of a date within 90 days of the filing date of this quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.













       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 11, 1986, is incorporated by reference to
Exhibit 3.01 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry and Co. Inc. dated as of May 1, 1987, is incorporated by reference to Exhibit 10.01 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended December 31, 1987 (File No. 0-15442).
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital Inc. (formerly Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).

10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on
Form 10-K for the fiscal year ended December 31, 1987
(File No. 0-15442).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of
the Partnership's Form 8-K (File No. 0-15442) filed with
the Securities and Exchange Commission on January 3,
2001.
10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership's Form 8-K (File
No. 0-15442) filed with the Securities and Exchange
Commission on January 3, 2001.

99.01	Certification of Periodic Financial Report by Jeffrey A.
Rothman, President of Demeter Management Corporation,
general partner of the Partnership.
99.02	Certification of Periodic Financial Report by Jeffrey D.
Hahn, Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

(B)	  Reports on Form 8-K - None.

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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                          By: Demeter Management Corporation
                              (General Partner)

November 14, 2002         By: /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.		Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.		Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.		Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/Jeffrey A. Rothman
	   Jeffrey A. Rothman
	   President, Demeter Management
	   Corporation, general partner
	   of the Partnership






























       CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible
for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund IV (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A.
Rothman, President, Demeter Management Corporation, general
partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund IV (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(3)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
(4)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:	  	/s/Jeffrey D. Hahn

Name:	Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:	November 14, 2002