Form 10-K
period 2002-12-31
WITTER DEAN CORNERSTONE FUND IV
filed 2003-03-31
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-15442

	DEAN WITTER CORNERSTONE FUND IV

(Exact name of registrant as specified in its Limited Partnership Agreement)

	    NEW YORK		      						13-3393597
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)		 	  		  Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY					      			 	  10022
(Address of principal executive offices)		 		(Zip Code)


Registrant's telephone number, including area code    	    (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								  None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $111,777,029 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

DEAN WITTER CORNERSTONE FUND IV
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2002
                            Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1

Part I .

	Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . 5

	Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . .  . . . 5

	Item  4.  Submission of Matters to a Vote of Security Holders . . . 5
 Part II.

	Item  5.  Market for the Registrant's Partnership Units
		          and Related Security Holder Matters. . . . . . . . . . .6-7

	Item  6.  Selected Financial Data . . . . . . . . . . . . . . . . . 8

	Item  7.  Management's Discussion and Analysis of Financial
		          Condition and Results of Operations. . . . . . . . . . 9-22

	Item 7A.  Quantitative and Qualitative Disclosures About
		          Market Risk . . . . . . . . . . . . . . . . . . . . . 23-33

	Item  8.  Financial Statements and Supplementary Data. . . . . . . 34

	Item  9.  Changes in and Disagreements with Accountants on
		          Accounting and Financial Disclosure . . . . . . . . . . .34
Part III.

	Item 10.  Directors and Executive Officers of the Registrant . .35-40

	Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 40

	Item 12.  Security Ownership of Certain Beneficial Owners
	          and Management . . . . . . . . . . . . . . . . . . . .  .40

	Item 13.  Certain Relationships and Related Transactions. . . ..40-41

	Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . 41

Part IV.

	Item 15.  	Exhibits, Financial Statement Schedules, and
	          Reports on Form 8-K . . . . . . . . . . . . . . . . . 42-43

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


        Documents Incorporated                  Part of Form 10-K

	Partnership's Prospectus dated August
	28, 1996 together with the Supplement
	to the Prospectus dated May 14, 1999		      I

	Annual Report to the Dean Witter
	Cornerstone Funds II, III, and IV
	Limited Partners for the year ended
	December 31, 2002                           II, III & IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Cornerstone Fund IV (the "Partnership") is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies. The Partnership commenced operations on May 1, 1987. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and the Partnership (collectively, the "Cornerstone Series").

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

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

       The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") at December 31, 2002 was $6,995.32, representing an increase of 12.3 percent from the net asset value per Unit of $6,228.94 at December 31, 2001. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

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

	Facets of Business
	1.	Summary	1.	"Summary of the
				Prospectus"
			(Pages 1-9 of the
			Prospectus).

	2.	Commodities Market	2.	"The Commodities Market"
				(Pages 80-84 of the
				 Prospectus).

	3.	Partnership's Commodity	3.	"Investment Programs,
		Trading Arrangements and		Use of Proceeds and
		Policies		Trading Policies" (Pages
				45-47 of the Prospectus)
				and "The Trading
				Managers" (Pages 51-74
				of the Prospectus and
				Pages S-20 - S-32 of the
				Supplement).

     	4.	Management of the Part-	4.	"The Cornerstone Funds"
	       nership		(Pages 19-24 of the
				Prospectus and Pages
				S-2 - S-5 of the Sup-
				plement).  "The General
Partner" (Pages 77-79 of
the Prospectus and Pages
Pages S-32 - S-34 of the
	Supplement) and "The Com-
	modity Brokers" (Pages
	79-80 of the Prospectus
	and Pages S-34 - S-36
	of the Supplement). "The
	Limited Partnership
	Agreements" (Pages 86-90
	of the Prospectus).

	5.	Taxation of the Partner-	5.	"Material Federal Income
		ship's Limited Partners		Tax Considerations" and
				"State and Local Income
				Tax Aspects" (Pages 92-
				99 of the Prospectus and
				Page S-37 of the
				Supplement).

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards and options on foreign exchanges.


(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES

The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW
       offices utilized by the Partnership are located at 825
Third Avenue, 9th Floor, New York, NY 10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
	    SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 5,237.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on May 1, 1987. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

(d) Use of Proceeds. The offering for the Partnership originally commenced May 31, 1984 and was closed to new investors September 30, 1994. Units of the Partnership were sold afterwards solely through "exchanges" between existing investors within the Cornerstone Series at 100% of net asset value per Unit. Effective with the April 30, 2000 monthly closing, the exchange privilege among the Cornerstone Series was terminated. However, Limited Partners retained the ability to execute exchanges out of a Cornerstone fund into other funds outside the Cornerstone Series subject to certain restrictions set forth in the applicable
       limited partnership agreements.  Morgan Stanley DW pays all expenses in connection with the exchanging of Units without reimbursement and therefore, 100% of the proceeds from exchanges out of the Partnership are applied to the working capital of the funds outside the Cornerstone Series receiving the exchanges in. Please refer to "Investment Programs, Use of Proceeds and Trading Policies" section of the Prospectus.


Item 6.  SELECTED FINANCIAL DATA (in dollars)

	                                        For the Years Ended December 31,
                             2002          2001         2000          1999          1998



Revenues
(including interest)	       21,270,437    23,218,105   21,185,258     6,372,723    15,675,941


Net Income (Loss)          11,978,992    14,868,025   13,474,556	   (1,367,033)    7,830,780


Net Income (Loss)
Per Unit (Limited
& General Partners)           766.38         855.25	       690.27        (53.44)	      301.39



Total Assets             110,475,346    108,976,989  102,495,527   104,694,694   117,323,711



Total Limited Partners'
Capital                  106,345,673    105,277,723   98,469,183   101,716,331   113,967,408


Net Asset Value Per
Unit                        6,995.32       6,228.94     5,373.69      4,683.42      4,736.86



       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS


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

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades
       at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not
       possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets
       at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used
       relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, the Partnership's total capital was
$107,841,895, an increase of $1,231,870 from the Partnership's total capital of $106,610,025 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $11,978,992 and total redemptions aggregated $10,747,122.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $21,270,437 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.6% were recorded from long positions in the euro relative to the U.S. dollar as the dollar's value significantly weakened during April, May, and June amid falling equity prices and concerns regarding corporate integrity. Additional gains from long positions in the euro, Swiss franc, and Norwegian krone were experienced in December as the looming threat of a potential military conflict with Iraq and North Korea further weakened the dollar. Profits of approximately 7.3% were recorded from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of both currencies strengthened during April, May, and throughout the fourth quarter amid higher gold prices. Further gains of approximately 3.9% stemmed from long positions in the South African rand versus the U.S. dollar as its value approached a 16-
       month high during the second and fourth quarters amid strong demand for South African exports and high relative interest rates. A portion of the Partnership's overall gains was offset by losses of approximately 9.6% recorded in the British pound from short positions versus the U.S. dollar during the summer months and into the fourth quarter as the value of the dollar weakened amid geopolitical and economic uncertainty. Additional losses of approximately 8.4% resulted from positions in the Japanese yen versus the U.S. dollar during March as the yen initially strengthened amid asset repatriation out of the U.S. into Japan, only to retreat by month-end on expectations that the repatriation flow would soon subside ahead of the Japanese fiscal year-end. Further losses in the Japanese yen were experienced in December from short positions versus the U.S. dollar as the value of the dollar weakened versus most major currencies. Total expenses for the year were $9,291,445, resulting in net income of $11,978,992. The net asset value of a Unit increased from $6,228.94 at December 31, 2001 to $6,995.32 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$106,610,025, an increase of $6,991,470 from the Partnership's total capital of $99,618,555 at December 31, 2000. For the year ended December 31, 2001, the Partnership generated net income of $14,868,025 and total redemptions aggregated $7,876,555.

       For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $23,218,105 and posted an increase in net asset value per Unit. The most significant gains of approximately 18.3% were recorded primarily during September from previously established short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. During November and December, additional gains were recorded from previously established short positions in the South African rand as its value trended lower versus the U.S. dollar due to emerging market concerns following Argentina's debt default and political turmoil in neighboring Zimbabwe. Profits of approximately 8.2% were recorded throughout a majority of the first quarter from previously established short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. During December, gains were recorded from previously established short positions in the Japanese yen as the value of the yen versus the U.S. dollar continued to trend lower amid the release of weak economic data and the perception that further depreciation of the yen would not be met with government intervention in support of the currency.
A portion of the Partnership's overall gains was partially offset by losses of approximately 3.7% recorded primarily during May and
       early June from previously established long positions in the British pound as its value weakened relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union. During October and November, losses were recorded from previously established long positions in the British pound as the value of the pound reversed weaker versus the U.S. dollar on pessimism generated by the Bank of England that further interest rate cuts were unlikely due to inflationary pressures in Britain. Total expenses for the year were $8,350,080, resulting in net income of $14,868,025. The net asset value of a Unit increased from $5,373.69 at December 31, 2000 to $6,228.94 at December 31,
2001.

At December 31, 2000, the Partnership's total capital was
$99,618,555, a decrease of $3,357,098 from the Partnership's total capital of $102,975,653 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $13,474,556, total subscriptions aggregated $29,469 and total redemptions aggregated $16,861,123.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $21,185,258 and posted an increase in net asset value per Unit. The Partnership recorded gains of approximately 12.9% from trading in the euro. During the first half of the year, short positions in
       the euro proved profitable as the value of the European common currency weakened versus the U.S. dollar on uncertainty regarding the European economy and speculation that European interest rates would remain unchanged. In September, however, coordinated intervention among the world's largest central banks stemmed the tide of the falling euro. Following the intervention, long positions in the euro proved profitable during the fourth quarter as its value surged versus the U.S. dollar, Japanese yen, and British pound, reflecting renewed skepticism regarding the prospects of the U.S., Japanese and British economies relative to that of the European economy. Gains of approximately 3.1% were also recorded from positions in the Swiss franc as its value often moved in line with that of the euro. Additional gains of approximately 5.4% were experienced throughout the year from short South African rand positions as its value receded relative to the U.S. dollar during April and May amid speculation that Zimbabwe was on the verge of devaluing its currency. A portion of the Partnership's gains for the year was offset by losses of approximately 7.3% experienced in the British pound primarily from long positions early in the year amid continued strength in the U.S. dollar and short positions late in the year on fresh evidence of a weakening U.S. economy. Losses of approximately 4.6% were also experienced in the Australian dollar as its value fluctuated in response to weakness in the euro, the changing U.S. interest rate environment and fading Australian interest rate expectations. Total expenses for the year were $7,710,702, resulting in net
       income of $13,474,556.  The net asset value of a Unit increased from $4,683.42 at December 31, 1999 to $5,373.69 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures, forwards and options markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and other commodity interests on foreign currencies. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time,
       and if the Trading Managers were unable to offset
positions of the Partnership, the Partnership could lose all of its assets and limited partners would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting
       member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

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

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net
       margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange. Demeter, however, has installed a system which permits it to monitor the Partnership's potential margin liability, exchange by exchange. As a result, Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the Partnership's margin liability thereon.

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

       Third, with respect to forward contract trading, the
Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.



       Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times,
       each of these factors may act to increase or decrease the market risk associated with the Partnership.
The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange- traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolios are estimated to exceed the VaR only
       one day in 100.  VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may
       not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At December 31, 2002 and 2001, the Partnership's total capitalization was approximately $108 million and $107 million, respectively.

     Primary Market 	December 31, 2002	December 31, 2001
     Risk Category	  	  Value at Risk	  Value at Risk

Currency		           (4.19)%			 (2.98)%

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category        High      Low       Average
Currency						(4.19)%	(1.55)%	  (3.16)%

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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposure at December 31, 2002 and 2001 and for the end of the four quarterly reporting periods during calendar year 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at December 31, 2002.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 93% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following was the primary trading risk exposure of the Partnership at December 31, 2002. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency exposure at December 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence
       these fluctuations.  The Partnership trades a large number of currencies. At December 31, 2002, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading
       Managers daily.  In addition, the Trading Managers
establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter		  Revenues/	      Net		     Net Income/
Ended		     (Net Losses)     Income/(Loss)   (Loss) Per Unit

2002
March 31 		$ (8,742,138)	$  (8,870,961)		 $ (522.48)
June 30	    	  26,037,404	   20,655,084		  1,248.23
September 30	 (10,911,892)	  (11,021,284)		   (682.32)
December 31	  14,887,063	   11,216,153		    722.95

Total			$ 21,270,437	$  11,978,992		 $  766.38

2001
March 31 		$ 9,201,821	$   6,783,353		  $ 372.82
June 30	    	 (1,220,528)	   (2,497,459)		   (139.10)
September 30	   (876,509)	   (2,528,408)		   (141.02)
December 31	 16,113,321	   13,110,539		    762.55

Total			$23,218,105	$  14,868,025		  $ 855.25



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.



       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

       Jeffrey A. Rothman, age 41, is the President and a
Director of Demeter. Mr. Rothman is the Executive Director of the Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

       Edward C. Oelsner, III, age 61, is a Director of Demeter.
 Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

       Raymond A. Harris, age 46, is a Director of Demeter and of
Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was
       named Chief Administrative Officer of Morgan Stanley's
Global Products & Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer
- Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University
       in 1979, an M.B.A. from Pace University in 1984, and is a
Certified Public Accountant.
All of the foregoing directors have indefinite terms.

Item 11. EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	    MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 213.889 Units of general partnership interest, representing a 1.39 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements," in the accompanying Annual Report to
       Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $3,568,609 for the year ended December 31, 2002.

Item 14.  CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
annual report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

	(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002 are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2002, 2001 and 2000.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2002, 2001 and
2000.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.



	       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER CORNERSTONE FUND IV
					(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 31, 2003			BY: /s/	Jeffrey A. Rothman
					 		Jeffrey A. Rothman,
							Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                			March 31, 2003
 	    	Robert E. Murray, Director and
           Chairman

    /s/	Jeffrey A. Rothman               			March 31, 2003
         	Jeffrey A. Rothman, Director
  	    	and President

    /s/ 	Joseph G. Siniscalchi            			March 31, 2003
        	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III            			March 31, 2003
 	    	Edward C. Oelsner III, Director

    /s/	Richard A. Beech                 			March 31, 2003
 	    	Richard A. Beech, Director

    /s/	Raymond A. Harris   	           			March 31, 2003
 	    	Raymond A. Harris, Director

    /s/	Anthony J. DeLuca                			March 31, 2003
 	    	Anthony J. DeLuca, Director

   /s/	Frank Zafran                     			March 31, 2003
 	    	Frank Zafran, Director

   /s/	Jeffrey D. Hahn                  			March 31, 2003
         	Jeffrey D. Hahn, Chief
  	    	Financial Officer






       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:   March 31, 2003         /s/Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter Management
		Corporation, general partner
		of the registrant




       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in
		internal controls; and

	b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003       /s/Jeffrey D. Hahn
			Jeffrey D. Hahn
			Chief Financial Officer,
			Demeter Management Corporation,
			general partner of the
			registrant

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

13.01	Annual Report to Limited Partners for the year ended December 31,
2002 is filed herewith.

99.01	Certification of President of Demeter Management Corporation,
general partner of the Partnership, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			            EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Cornerstone
Fund IV (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A.
Rothman, President, Demeter Management Corporation, general
partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.












By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		March 31, 2003

		                                                      EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Cornerstone
Fund IV (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		March 31, 2003

                  Cornerstone
                  Funds

       December 31, 2002
       Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER CORNERSTONE FUNDS

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year each Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for each Fund. Past performance is not necessarily indicative of future results.



                 1985  1986    1987   1988  1989  1990 1991  1992  1993   1994  1995 1996 1997 1998 1999  2000  2001  2002
FUND              %     %       %      %     %     %    %     %     %      %     %    %    %    %    %     %     %     %
---------------------------------------------------------------------------------------------------------------------------
Cornerstone Fund
 II............. 20.1 (17.5)   71.6   0.1  (15.1) 47.9 11.0 (1.3)   7.8  (8.9)  26.5 11.5 18.0 12.5 (5.4) 11.5  (1.3) 13.8
---------------------------------------------------------------------------------------------------------------------------
Cornerstone Fund
 III............ 54.6 (8.0)    32.5   19.4 (11.4) 18.8 12.0 (11.1) (4.8) (10.0) 27.5 8.2  10.2 9.1  (6.8) (0.3)  0.3  17.9
---------------------------------------------------------------------------------------------------------------------------
Cornerstone Fund
 IV.............  --    --     10.6   37.5 (14.1) 57.8 33.5  10.4  (9.1) (14.3) 23.0 13.0 38.4 6.7  (1.1) 14.7  15.9  12.3
                             (8 mos.)
---------------------------------------------------------------------------------------------------------------------------

                 INCEPTION-
                  TO-DATE   ANNUALIZED
                   RETURN     RETURN
FUND                 %          %
--------------------------------------
Cornerstone Fund
 II.............   409.1       9.5
--------------------------------------
Cornerstone Fund
 III............   268.4       7.5
--------------------------------------
Cornerstone Fund
 IV.............   617.5       13.4

--------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the eighteenth annual report for Cornerstone Funds II and III and the sixteenth for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds on December 31, 2002 was as follows:

                                                   % CHANGE
                    FUNDS                 N.A.V.   FOR 2002
                    ---------------------------------------
                    Cornerstone Fund II  $4,963.25  13.8%
                    ---------------------------------------
                    Cornerstone Fund III $3,592.21  17.9%
                    ---------------------------------------
                    Cornerstone Fund IV  $6,995.32  12.3%
                    ---------------------------------------

  Since their inception in 1985, Cornerstone Funds II and III have increased by 409.1% (a compound annualized return of 9.5%) and 268.4% ( a compound annualized return of 7.5%), respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 617.5% ( a compound annualized return of 13.4%).

  Detailed performance information for each Fund is located in the body of the financial report. For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates. In the case of Cornerstone Fund IV, we provide the trading gains and trading losses for the five major currencies in which the Fund participates, and composite information for all other "minor" currencies traded within the Fund.

  The trading results by sector charts indicate the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the previous year.

  Special Notice to Limited Partners of Dean Witter Cornerstone Fund III

  Limited Partners of Dean Witter Cornerstone Fund III ("Cornerstone Fund III") are advised that Demeter Management

Corporation, the general partner of Cornerstone Fund III, has determined to terminate Welton Investment Corporation as a trading manager to the fund, effective December 31, 2002. As of December 31, 2002, Welton Investment Corporation was managing approximately $9.4 million (approximately 33.7%) of the net assets of Cornerstone Fund III. Commencing January 1, 2003, the net assets previously traded by Welton Investment Corporation will be traded by Graham Capital Management, L.P. ("Graham") pursuant to its Global Diversified Program at 150% Leverage. Graham has agreed to manage its allocated portion of Cornerstone Fund III's net assets pursuant to the same fee structure, including management fee and annual netted incentive fee, as that previously paid to Welton Investment Corporation.

  The Global Diversified Program utilizes multiple computerized trading models designed to participate in the potential profit opportunities during sustained price trends in approximately 80 global markets. This program features broad diversification in both financial and non-financial markets. The strategies that are utilized are primarily long-term in nature and are intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength, and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market. The Global Diversified Program will normally have weightings of approximately 25% in futures contracts based on short-term and long-term global interest rates (including U.S. and foreign bonds, notes and eurodollars), 25% in currency forwards (including major and minor currencies), 17% in stock index futures (including all major indices), 16% in softs and agricultural futures (including grains, meats and softs), 7% in metal futures (including gold, aluminum and copper), and 10% in energy futures (including crude oil and natural gas). The actual weighting and leverage used in each market will change over time due to liquidity, price action, and risk considerations. Graham rebalances the weighting of each market in the portfolio on a monthly basis so as to maintain, on a volatility and risk-adjusted basis, consistent exposure to each market over time.

  Margin requirements with respect to the Global Diversified Program at standard leverage are expected to average about 15% to 20% of equity for accounts traded by Graham; thus, Graham expects the margin requirements for the net assets traded on behalf of Cornerstone Fund III over time to average about 20% to 30%. Increased leverage will alter risk exposure and may lead to greater profits and losses and trading volatility.

  As of December 31, 2002, Graham was managing approximately $221 million of funds in the Global Diversified Program and approximately $2.02 billion of assets in all of its trading programs.

  Past Performance of Graham's Global Diversified Program at 150% Leverage

  Set forth below is the past performance history of Graham's Global Diversified Program at 150% Leverage. The footnotes following the capsule performance summary are an integral part of the capsule.

  You are cautioned that the information set forth in the following capsule performance summary is not necessarily indicative of, and may have no bearing on, any trading results that may be attained by Graham or Cornerstone Fund III in the future, since past results are not a guarantee of future results. There can be no assurance that Graham or Cornerstone Fund III will make any profits at all, or will be able to avoid incurring substantial losses. You should note that the composite performance information presented below includes individual accounts which, even though traded pursuant to the same investment program, have materially different rates of return, and does not reflect the effect of fees identical to those paid by Cornerstone Fund III, including management, incentive, and brokerage fees. You should also note that interest income may constitute a significant portion of a commodity pool's total income and, in certain instances, may generate profits where there have been realized or unrealized losses from commodity trading.

                        GRAHAM CAPITAL MANAGEMENT, L.P.
                  GLOBAL DIVERSIFIED PROGRAM AT 150% LEVERAGE

  Name of commodity trading advisor: Graham Capital Management, L.P. Name of program: Global Diversified Program at 150% Leverage
  Inception of trading by commodity trading advisor: February 1995 Inception of trading in program: May 1997
  Number of open accounts: 9
  Aggregate assets overall: $2,020,000,000
  Aggregate assets in program: $221,000,000
  Largest monthly drawdown: (15.77)%--(November 2001)
  Worst peak-to-valley drawdown: (24.27)%--(November 2001-April 2002) 2002 annual return: 32.54%
  2001 annual return: 12.16%
  2000 annual return: 24.33%
  1999 annual return: 6.17%
  1998 annual return: 17.00%
  1997 annual return (8 months): 11.56%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

  Footnotes

   "Inception of trading by commodity trading advisor" is the date on which Graham began trading client accounts.

   "Inception of trading in program" is the date on which Graham began trading client accounts pursuant to the program shown.

   "Number of open accounts" is the number of accounts directed by Graham pursuant to the program shown as of December 31, 2002.

   "Aggregate assets overall" is the aggregate amount of assets in non-proprietary accounts under the management of Graham as of December 31, 2002.

   "Aggregate assets in program" is the aggregate amount of assets in the program specified as of December 31, 2002.

   "Drawdown" means losses experienced by the trading program over a specified period. A small number of accounts in the portfolio composites have experienced monthly drawdowns and peak-to-valley drawdowns that are materially larger than the largest composite monthly drawdown and peak-to-valley drawdown. These variances result from factors such as small account size (i.e., accounts with net assets of less than the prescribed portfolio minimum, which therefore trade fewer contracts than the standard portfolio), intra-month account opening or closing, significant intra-month additions or withdrawals, and investment restrictions imposed by the client. "Largest monthly drawdown" means the greatest percentage decline in net asset value due to losses sustained by the trading program from the beginning to the end of a calendar month during the most recent five calendar years.

   "Worst peak-to-valley drawdown" means greatest cumulative percentage decline in month-end net asset value of the trading program due to losses sustained during a period in which the initial month-end net asset value of the trading program is not equaled or exceeded by a subsequent month-end net asset value of the trading program during the most recent five calendar years.

   "Compound annual and year-to-date/period rate of return" presented in the composite performance capsules are calculated based on the "Fully-Funded-Subset" method, as prescribed by the Commodity Futures Trading Commission. The rate of return is calculated by dividing the sum of net performance of the qualifying Fully-Funded Subset by the beginning net assets of the qualifying Fully-Funded Subset, except in periods of significant additions or withdrawals to the accounts in the qualifying Fully-Funded Subset. In such instances, the Fully-Funded Subset is adjusted to exclude accounts with significant additions or withdrawals that would materially distort the rate of return pursuant to the Fully-Funded Subset method. Returns are then compounded to arrive at the year-to-date rate of return.

  Limited Partners of Cornerstone Fund III are reminded of their voting rights contained in Section 17 of the Limited Partnership Agreement on page A-16 of the prospectus.

  Limited Partners are advised that Demeter Management Corporation, the general partner to each fund, may withdraw any portion of its excess capital contribution to a Fund at respective monthly closings to be held between March 31, 2003 and December 31, 2003, pursuant to the provisions of Section 7 of each Fund's Limited Partnership Agreement.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,
/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

CORNERSTONE FUND II

                                    [CHART]

                                 Year ended
                              December 31, 2002
                              -----------------
Currencies                         11.78%
Interest Rates                      2.15%
Stock Indices                      -0.28%
Energies                            0.84%
Metals                             -1.15%
Agriculturals                      -2.01%

Note: Includes trading results and commissions but does not include other fees or interest income.



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were recorded from long positions in the euro, Norwegian krone, and Swiss franc relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional currency gains were recorded from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of both currencies strengthened amid rising gold prices.
.. In the global interest rate futures markets, gains were recorded from long positions in Japanese interest rate futures as prices trended higher during the second and third quarter amid continued uncertainty regarding a Japanese economic recovery.
.. In the energy futures markets, gains were generated from long futures positions in natural gas during March, August, September, and December as prices trended higher on supply concerns and weather related factors.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural futures, losses were recorded from positions in sugar and coffee futures as prices moved erratically throughout most of the year. Additional losses were incurred from long positions in cotton futures as prices moved without consistent direction during the first and third quarter amid shifting supply and demand concerns.
.. In the metals futures markets, losses were recorded from positions in copper and aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.

CORNERSTONE FUND III

                                     [CHART]

                               Year ended
                            December 31, 2002
                            -----------------
Currencies                          2.31%
Interest Rates                     15.57%
Stock Indices                      -2.74%
Energies                           -5.32%
Metals                             -2.64%
Agriculturals                      -1.98%

Note: Includes trading results and commissions but does not include other fees or interest income.



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains were recorded from long positions in U.S., Japanese, and European interest rate futures as prices trended higher during the second and third quarter, as well as in December, amid continued uncertainty in the equity markets and negative economic data.
.. In the currency markets, gains were recorded from long positions in the euro and Swiss franc relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy.
FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the energy futures markets, losses were recorded from long positions in crude oil futures as prices reversed temporarily lower during April and October amid the potential for reduced tensions between the U.S. and Iraq. Additional losses were recorded from short crude oil futures positions during December as prices rose on heightened tensions with Iraq and continued labor unrest in Venezuela.
.. In the global stock index futures markets, losses were experienced from long positions in U.S. and Japanese stock index futures during January and February as prices experienced a short-lived upward move amid hopes for a global economy recovery, only to retreat later in the year, specifically in March and July, amid a flurry of geopolitical concerns and continued economic uncertainty.
.. In the metals futures markets, losses were recorded from positions in aluminum and copper futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.

CORNERSTONE FUND IV

                                    [CHART]

                               Year ended
                            December 31, 2002
                            -----------------
Australian dollar                 4.06%
British pound                    -9.63%
Euro                             16.03%
Japanese yen                     -8.43%
Swiss franc                       4.91%
Minor Currencies                 11.95%

Note: Includes trading results and commissions but does not include other fees or interest income.

      Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar and Norwegian krone.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded from long positions in the euro, Swiss franc, and Norwegian krone versus the U.S. dollar as the dollar's value significantly weakened during April, May, and June amid falling equity prices and concerns regarding corporate integrity. Additional gains from long positions in the euro, Swiss franc, and Norwegian krone were experienced in December as the looming threat of a potential military conflict with Iraq and North Korea further weakened the dollar.
.. Additional gains stemmed from long positions in the South African rand versus the U.S. dollar as its value approached a 16-month high during the second and fourth quarter amid strong demand for South African exports and high relative interest rates.
..  Profits were recorded from long positions in the Australian dollar and New
   Zealand dollar versus the U.S. dollar, as the value of both currencies strengthened during April, May, and throughout the fourth quarter amid higher gold prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the British pound from short positions versus the U.S. dollar during the summer months and into the fourth quarter as the value of the dollar weakened amid geopolitical and economic concerns.
.. Losses resulted from positions in the Japanese yen versus the U.S. dollar during March as the yen initially strengthened amid asset repatriation out of the U.S. into Japan, only to retreat by month-end on expectations that the repatriation flow would soon subside ahead of the Japanese fiscal year-end. Further losses in the Japanese yen were experienced in December from short positions versus the U.S. dollar as the value of the dollar weakened versus most major currencies.

DEAN WITTER CORNERSTONE FUNDS

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner of Dean Witter Cornerstone Fund
II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                        ---------------------
                                                           2002       2001
                                                        ---------- ----------
                                                            $          $
                                    ASSETS
 Equity in futures interests trading accounts:
   Cash                                                 21,702,438 21,315,776

   Net unrealized gain on open contracts (MS&Co.)        1,627,315  1,675,664
   Net unrealized gain (loss) on open contracts (MSIL)     423,825   (136,148)
                                                        ---------- ----------
   Total net unrealized gain on open contracts           2,051,140  1,539,516
                                                        ---------- ----------
    Total Trading Equity                                23,753,578 22,855,292
 Due from Morgan Stanley DW                                107,236     53,920
 Interest receivable (Morgan Stanley DW)                    18,316     25,562
                                                        ---------- ----------
    Total Assets                                        23,879,130 22,934,774
                                                        ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES
 Redemptions payable                                       236,692    121,671
 Accrued management fees                                    69,501     66,751
 Accrued administrative expenses                            50,546     48,616
 Accrued incentive fee                                      40,483     --
                                                        ---------- ----------
    Total Liabilities                                      397,222    237,038
                                                        ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (4,613.758 and 5,088.041
  Units, respectively)                                  22,899,223 22,185,827
 General Partner (117.400 Units)                           582,685    511,909
                                                        ---------- ----------
    Total Partners' Capital                             23,481,908 22,697,736
                                                        ---------- ----------
    Total Liabilities and Partners' Capital             23,879,130 22,934,774
                                                        ========== ==========
 NET ASSET VALUE PER UNIT                                 4,963.25   4,360.39
                                                        ========== ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            2002        2001       2000
                                          ---------  ----------  ---------
                                             $           $          $
      REVENUES
      Trading profit (loss):
        Realized                          4,300,258   2,978,000  1,734,937
        Net change in unrealized            511,624  (1,728,062) 2,111,163
                                          ---------  ----------  ---------
                                          4,811,882   1,249,938  3,846,100
      Proceeds from Litigation Settlement    76,613      --         --
                                          ---------  ----------  ---------
         Total Trading Results            4,888,495   1,249,938  3,846,100
      Interest income (Morgan Stanley DW)   292,709     648,456  1,117,777
                                          ---------  ----------  ---------
         Total                            5,181,204   1,898,394  4,963,877
                                          ---------  ----------  ---------
      EXPENSES
      Brokerage commissions
       (Morgan Stanley DW)                1,196,563   1,279,146  1,361,674
      Management fees                       798,116     816,137    946,410
      Transaction fees and costs            133,591     115,808    124,990
      Common administrative expenses         59,809      46,155     40,256
      Incentive fee                          41,877      --         --
                                          ---------  ----------  ---------
         Total                            2,229,956   2,257,246  2,473,330
                                          ---------  ----------  ---------
      NET INCOME (LOSS)                   2,951,248    (358,852) 2,490,547
                                          =========  ==========  =========
      NET INCOME (LOSS) ALLOCATION:
      Limited Partners                    2,880,472    (351,955) 2,437,217
      General Partner                        70,776      (6,897)    53,330
      NET INCOME (LOSS) PER UNIT:
      Limited Partners                       602.86      (58.74)    454.26
      General Partner                        602.86      (58.74)    454.26


  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            26,372,589  26,471,514

     Net unrealized gain on open contracts (MS&Co.)   1,996,397     740,177
     Net unrealized loss on open contracts (MSIL)      (443,790)   (667,609)
                                                     ----------  ----------
     Total net unrealized gain on open contracts      1,552,607      72,568
     Net option premiums                                 --         (23,122)
                                                     ----------  ----------
      Total Trading Equity                           27,925,196  26,520,960
   Due from Morgan Stanley DW                           264,529     133,570
   Interest receivable (Morgan Stanley DW)               21,594      30,494
                                                     ----------  ----------
      Total Assets                                   28,211,319  26,685,024
                                                     ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Accrued administrative expenses                      145,017     142,296
   Redemptions payable                                  144,217     171,251
   Accrued management fees                               81,861      77,416
                                                     ----------  ----------
      Total Liabilities                                 371,095     390,963
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (7,608.072 and 8,490.681
    Units, respectively)                             27,329,760  25,861,238
   General Partner (142.103 Units)                      510,464     432,823
                                                     ----------  ----------
      Total Partners' Capital                        27,840,224  26,294,061
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        28,211,319  26,685,024
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                            3,592.21    3,045.84
                                                     ==========  ==========

STATEMENTS OF OPERATIONS


                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                           2002       2001        2000
                                         --------- ----------  ----------
                                            $          $           $
     REVENUES
     Trading profit (loss):
      Realized                           2,266,403  5,761,442  (1,348,698)
      Net change in unrealized           1,480,039 (3,780,263)  2,427,220
                                         --------- ----------  ----------
                                         3,746,442  1,981,179   1,078,522
     Proceeds from Litigation Settlement 2,842,492     --          --
                                         --------- ----------  ----------
        Total Trading Results            6,588,934  1,981,179   1,078,522
     Interest income (Morgan Stanley DW)   337,401    773,760   1,343,823
                                         --------- ----------  ----------
        Total                            6,926,335  2,754,939   2,422,345
                                         --------- ----------  ----------
     EXPENSES
     Brokerage commissions
      (Morgan Stanley DW)                1,386,685  1,453,337   1,554,203
     Management fees                       903,361    978,766   1,128,381
     Transaction fees and costs            177,181    134,490      93,403
     Common administrative expenses         98,459     76,385      66,352
                                         --------- ----------  ----------
        Total                            2,565,686  2,642,978   2,842,339
                                         --------- ----------  ----------
     NET INCOME (LOSS)                   4,360,649    111,961    (419,994)
                                         ========= ==========  ==========
     NET INCOME (LOSS) ALLOCATION:
     Limited Partners                    4,283,008    110,780    (418,871)
     General Partner                        77,641      1,181      (1,123)
     NET INCOME (LOSS) PER UNIT:
     Limited Partners                       546.37       8.31       (7.90)
     General Partner                        546.37       8.31       (7.90)

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                   -----------------------
                                                      2002        2001
                                                   ----------- -----------
                                                       $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Cash                                        103,560,309 101,084,842
       Net unrealized gain on open contracts
        (MS&Co.)                                     6,834,888   7,783,366
                                                   ----------- -----------
        Total Trading Equity                       110,395,197 108,868,208
     Interest receivable (Morgan Stanley DW)            80,149     108,781
                                                   ----------- -----------
        Total Assets                               110,475,346 108,976,989
                                                   =========== ===========

                       LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Accrued incentive fees                          1,500,021   1,351,817
     Redemptions payable                               642,547     533,976
     Accrued management fees                           321,727     317,372
     Accrued administrative expenses                   169,156     163,799
                                                   ----------- -----------
        Total Liabilities                            2,633,451   2,366,964
                                                   ----------- -----------
     PARTNERS' CAPITAL
     Limited Partners (15,202.402 and 16,901.387
      Units, respectively)                         106,345,673 105,277,723
     General Partner (213.889 Units)                 1,496,222   1,332,302
                                                   ----------- -----------
        Total Partners' Capital                    107,841,895 106,610,025
                                                   ----------- -----------
        Total Liabilities and Partners' Capital    110,475,346 108,976,989
                                                   =========== ===========
     NET ASSET VALUE PER UNIT                         6,995.32    6,228.94
                                                   =========== ===========


STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2002        2001       2000
                                         ----------  ---------- ----------
                                             $           $          $
     REVENUES
     Trading profit (loss):
       Realized                          20,928,554  16,761,382 12,978,051
       Net change in unrealized            (948,478)  3,787,359  3,714,497
                                         ----------  ---------- ----------
        Total Trading Results            19,980,076  20,548,741 16,692,548
     Interest income (Morgan Stanley DW)  1,290,361   2,669,364  4,492,710
                                         ----------  ---------- ----------
        Total                            21,270,437  23,218,105 21,185,258
                                         ----------  ---------- ----------
     EXPENSES
     Management fees                      3,640,869   3,482,595  3,929,070
     Brokerage commissions
      (Morgan Stanley DW)                 3,568,609   2,563,321  2,755,463
     Incentive fees                       1,886,229   2,152,705    843,220
     Common administrative expenses         195,738     151,459    132,392
     Transaction fees and costs              --          --         50,557
                                         ----------  ---------- ----------
        Total                             9,291,445   8,350,080  7,710,702
                                         ----------  ---------- ----------
     NET INCOME                          11,978,992  14,868,025 13,474,556
                                         ==========  ========== ==========
     NET INCOME ALLOCATION:
     Limited Partners                    11,815,072  14,685,095 13,324,073
     General Partner                        163,920     182,930    150,483
     NET INCOME PER UNIT:
     Limited Partners                        766.38      855.25     690.27
     General Partner                         766.38      855.25     690.27


  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                            UNITS OF
                           PARTNERSHIP  LIMITED    GENERAL
                            INTEREST    PARTNERS   PARTNER     TOTAL
                           ----------- ----------  -------  ----------
                                           $          $          $
        Partners' Capital,
        December 31, 1999   6,736.406  26,243,505  465,476  26,708,981
        Offering of Units       2.369       9,330     --         9,330
        Net income             --       2,437,217   53,330   2,490,547
        Redemptions        (1,152.227) (4,521,167)    --    (4,521,167)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000   5,586.548  24,168,885  518,806  24,687,691
        Net loss               --        (351,955)  (6,897)   (358,852)
        Redemptions          (381.107) (1,631,103)    --    (1,631,103)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001   5,205.441  22,185,827  511,909  22,697,736
        Net income             --       2,880,472   70,776   2,951,248
        Redemptions          (474.283) (2,167,076)    --    (2,167,076)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2002   4,731.158  22,899,223  582,685  23,481,908
                           ==========  ==========  =======  ==========

        DEAN WITTER CORNERSTONE FUND III

        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                            UNITS OF
                           PARTNERSHIP  LIMITED    GENERAL
                            INTEREST    PARTNERS   PARTNER     TOTAL
                           ----------- ----------  -------  ----------
                                           $          $          $
        Partners' Capital,
        December 31, 1999  10,978.222  33,000,637  432,765  33,433,402
        Net loss               --        (418,871)  (1,123)   (419,994)
        Redemptions        (1,631.448) (4,622,343)    --    (4,622,343)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000   9,346.774  27,959,423  431,642  28,391,065
        Net income             --         110,780    1,181     111,961
        Redemptions          (713.990) (2,208,965)    --    (2,208,965)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001   8,632.784  25,861,238  432,823  26,294,061
        Net income             --       4,283,008   77,641   4,360,649
        Redemptions          (882.609) (2,814,486)    --    (2,814,486)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2002   7,750.175  27,329,760  510,464  27,840,224
                           ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                          UNITS OF
                         PARTNERSHIP   LIMITED     GENERAL
                          INTEREST     PARTNERS    PARTNER      TOTAL
                         ----------- -----------  ---------  -----------
                                          $           $           $
      Partners' Capital,
      December 31, 1999  21,987.255  101,716,331  1,259,322  102,975,653
      Offering of Units       6.161       29,469      --          29,469
      Net income             --       13,324,073    150,483   13,474,556
      Redemptions        (3,455.202) (16,600,690)  (260,433) (16,861,123)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2000  18,538.214   98,469,183  1,149,372   99,618,555
      Net income             --       14,685,095    182,930   14,868,025
      Redemptions        (1,422.938)  (7,876,555)     --      (7,876,555)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2001  17,115.276  105,277,723  1,332,302  106,610,025
      Net income             --       11,815,072    163,920   11,978,992
      Redemptions        (1,698.985) (10,747,122)     --     (10,747,122)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2002  15,416.291  106,345,673  1,496,222  107,841,895
                         ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                          2002        2001        2000
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income (loss)                 2,951,248    (358,852)  2,490,547
      Noncash item included in
       net income (loss):
        Net change in unrealized         (511,624)  1,728,062  (2,111,163)
      (Increase) decrease in operating
       assets:
        Due from Morgan Stanley
         DW                               (53,316)    (32,602)     (9,603)
        Interest receivable
         (Morgan Stanley DW)                7,246      67,028       2,174
      Increase (decrease) in operating
       liabilities:
        Accrued management fees             2,750      (6,524)    (16,506)
        Accrued administrative
         expenses                           1,930      21,771     (16,093)
        Accrued incentive fee              40,483      --          --
                                       ----------  ----------  ----------
      Net cash provided by operating
       activities                       2,438,717   1,418,883     339,356
                                       ----------  ----------  ----------
      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Offering of Units                    --          --           9,330
      Increase (decrease) in
       redemptions payable                115,021    (240,275)    136,664
      Redemptions of Units             (2,167,076) (1,631,103) (4,521,167)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (2,052,055) (1,871,378) (4,375,173)
                                       ----------  ----------  ----------
      Net increase (decrease) in cash     386,662    (452,495) (4,035,817)

      Balance at beginning of period   21,315,776  21,768,271  25,804,088
                                       ----------  ----------  ----------

      Balance at end of period         21,702,438  21,315,776  21,768,271
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             2002        2001        2000
                                          ----------  ----------  ----------
                                              $           $           $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income (loss)                       4,360,649     111,961    (419,994)
   Noncash item included in net
    income (loss):
     Net change in unrealized             (1,480,039)  3,780,263  (2,427,220)
   (Increase) decrease in operating
    assets:
     Net option premiums                     (23,122)     (9,300)    350,703
     Due from Morgan Stanley DW             (130,959)    (94,885)    (38,685)
     Interest receivable
      (Morgan Stanley DW)                      8,900      75,489      10,082
   Increase (decrease) in operating
    liabilities:
     Accrued administrative expenses           2,721      36,117     (32,482)
     Accrued management fees                   4,445      (6,471)    (29,037)
                                          ----------  ----------  ----------
   Net cash provided by (used for)
    operating activities                   2,742,595   3,893,174  (2,586,633)
                                          ----------  ----------  ----------
   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Decrease in redemptions payable           (27,034)   (115,008)   (157,499)
   Redemptions of Units                   (2,814,486) (2,208,965) (4,622,343)
                                          ----------  ----------  ----------
   Net cash used for financing activities (2,841,520) (2,323,973) (4,779,842)
                                          ----------  ----------  ----------

   Net increase (decrease) in cash           (98,925)  1,569,201  (7,366,475)

   Balance at beginning of period         26,471,514  24,902,313  32,268,788
                                          ----------  ----------  ----------
   Balance at end of period               26,372,589  26,471,514  24,902,313
                                          ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      -------------------------------------
                                          2002         2001         2000
                                      -----------  -----------  -----------
                                           $            $            $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income                          11,978,992   14,868,025   13,474,556
   Noncash item included in net
    income:
     Net change in unrealized             948,478   (3,787,359)  (3,714,497)
   (Increase) decrease in operating
    assets:
     Interest receivable (Morgan
      Stanley DW)                          28,632      266,959      (18,220)
   Increase (decrease) in operating
    liabilities:
     Accrued incentive fees               148,204      509,200      842,617
     Accrued management fees                4,355       18,696      (48,662)
     Accrued administrative expenses        5,357       71,662      (53,676)
                                      -----------  -----------  -----------
   Net cash provided by operating
    activities                         13,114,018   11,947,183   10,482,118
                                      -----------  -----------  -----------
   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Offering of Units                       --           --           29,469
   Increase (decrease) in redemptions
    payable                               108,571   (1,109,566)     417,652
   Redemptions of Units               (10,747,122)  (7,876,555) (16,861,123)
                                      -----------  -----------  -----------
   Net cash used for financing
    activities                        (10,638,551)  (8,986,121) (16,414,002)
                                      -----------  -----------  -----------

   Net increase (decrease) in cash      2,475,467    2,961,062   (5,931,884)

   Balance at beginning of period     101,084,842   98,123,780  104,055,664
                                      -----------  -----------  -----------
   Balance at end of period           103,560,309  101,084,842   98,123,780
                                      ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE II

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $23,481,908                                 $                 $                     $
Foreign currency                                                     1,015,521               285             1,015,806
Commodity                                                              450,244           158,752               608,996
Interest rate                                                          344,456          (166,859)              177,597
Equity                                                                 (97,829)           80,749               (17,080)
                                                                     ---------         ---------             ---------
  Grand Total:                                                       1,712,392            72,927             1,785,319
                                                                     =========         =========
  Unrealized Currency Gain                                                                                     265,821
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             2,051,140
                                                                                                             =========

2001 PARTNERSHIP NET ASSETS: $22,697,736
Foreign currency                                                        32,124         1,185,197             1,217,321
Commodity                                                             (121,700)          (62,513)             (184,213)
Interest rate                                                          (14,979)          180,371               165,392
Equity                                                                  15,154              (725)               14,429
                                                                     ---------         ---------             ---------
  Grand Total:                                                         (89,401)        1,302,330             1,212,929
                                                                     =========         =========
  Unrealized Currency Gain                                                                                     326,587
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             1,539,516
                                                                                                             =========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $23,481,908                                     %
Foreign currency                                                            4.32                      504,828,717
Commodity                                                                   2.59                              668
Interest rate                                                               0.76                              437
Equity                                                                     (0.07)                             122
                                                                           -----
  Grand Total:                                                              7.60
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $22,697,736
Foreign currency                                                            5.36*                   2,668,590,441
Commodity                                                                  (0.81)                             605
Interest rate                                                               0.73                              536
Equity                                                                      0.06                               69
                                                                           -----
  Grand Total:                                                              5.34
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE III

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTACTS:                                     LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
-----------------------------                                     ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $27,840,224                                 $                 $                     $
Foreign currency                                                     1,927,510        (1,063,204)              864,306
Interest rate                                                        1,071,951            (8,694)            1,063,257
Commodity                                                             (305,430)           (4,875)             (310,305)
Equity                                                                      --            27,282                27,282
                                                                     ---------        ----------             ---------
  Grand Total:                                                       2,694,031        (1,049,491)            1,644,540
                                                                     =========        ==========
  Unrealized Currency Loss                                                                                     (91,933)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             1,552,607
                                                                                                             =========

2001 PARTNERSHIP NET ASSETS: $26,294,061
Foreign currency                                                       336,126           696,943             1,033,069
Interest rate                                                         (132,338)          (77,123)             (209,461)
Commodity                                                             (622,136)         (104,947)             (727,083)
Equity                                                                  44,181            (2,450)               41,731
                                                                     ---------        ----------             ---------
  Grand Total:                                                        (374,167)          512,423               138,256
                                                                     =========        ==========
  Unrealized Currency Loss                                                                                     (65,688)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                                72,568
                                                                                                             =========

FUTURES AND FORWARD CONTACTS:                                     PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
-----------------------------                                     ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $27,840,224                                     %
Foreign currency                                                            3.10                    2,056,042,500
Interest rate                                                               3.82                              626
Commodity                                                                  (1.11)                             431
Equity                                                                      0.10                               16
                                                                           -----
  Grand Total:                                                              5.91
                                                                           =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $26,294,061
Foreign currency                                                            3.93                    2,133,875,197
Interest rate                                                              (0.80)                             783
Commodity                                                                  (2.77)                             422
Equity                                                                      0.16                               76
                                                                           -----
  Grand Total:                                                              0.52
                                                                           =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE IV

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $107,841,895                                $                 $                     $
Foreign currency:
  Euro/US dollar Mar. 03                                              5,843,488               --             5,843,488
  Other                                                               5,698,117       (4,784,058)              914,059
                                                                     ----------       ----------             ---------
  Grand Total:                                                       11,541,605       (4,784,058)            6,757,547
                                                                     ==========       ==========
  Unrealized Currency Gain                                                                                      77,341
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             6,834,888
                                                                                                             =========

2001 PARTNERSHIP NET ASSETS: $106,610,025
Foreign currency                                                      1,040,742        6,742,624             7,783,366
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             7,783,366
                                                                                                             =========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS NOTIONAL AMOUNTS
------------------------------                                    ------------------------ ----------------
2002 PARTNERSHIP NET ASSETS: $107,841,895                                    %
Foreign currency:
  Euro/US dollar Mar. 03                                                    5.42               172,375,000
  Other                                                                     0.85            11,897,260,598
                                                                            ----
  Grand Total:                                                              6.27
                                                                            ====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $106,610,025
Foreign currency                                                            7.30*           16,819,511,884

  Total Net Unrealized Gain per Statement of Financial Condition


* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Dean Witter Cornerstone Fund II ("Cornerstone II"), Dean Witter Cornerstone Fund III ("Cornerstone III"), and Dean Witter Cornerstone Fund IV ("Cornerstone IV") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.
  Effective December 31, 2002 Welton Investment Corporation was terminated as a trading manager of Cornerstone III and was replaced by Graham Capital Management, L.P. effective January 1, 2003.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays each Partnership interest income based upon 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills issued. For purposes of such interest payments to Cornerstone IV, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

OPERATING EXPENSES. Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partnership during the month in which such expenses are incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon fifteen days advance notice by redemption form to Demeter.

EXCHANGES. Prior to the April 30, 2000 monthly closing, Limited Partners were able to transfer their investments among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.
  Effective with the April 30, 2000 monthly closing, the exchange privilege among the Cornerstone funds was terminated. However, limited partners retained the ability to execute an exchange from a Cornerstone fund into other funds outside the Cornerstone Series, subject to certain restrictions set forth in the applicable Limited Partnership Agreements.

DISSOLUTION OF THE PARTNERSHIPS. Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

LITIGATION SETTLEMENT. On February 27, 2002, Cornerstone II and Cornerstone III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of these settlement awards in the amount of $76,613 and $2,842,492, respectively, on August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage commissions to Morgan Stanley DW as described in Note 1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2002 were as follows:

Dean Witter Cornerstone Fund II
  John W. Henry & Company, Inc.
  Northfield Trading L.P.

Dean Witter Cornerstone Fund III
  Sunrise Capital Management, Inc.
  Welton Investment Corporation

  Effective January 1, 2003, Graham Capital Management, L.P. replaced Welton Investment Corporation as a trading manager in the Fund.

Dean Witter Cornerstone Fund IV
  John W. Henry & Company, Inc.
  Sunrise Capital Management, Inc.

Compensation to the trading managers by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Each Partnership's management fee is accrued at the rate of 1/12 of 3.5% per month (a 3.5% annual rate) of the Net Assets under management by each trading manager at each month end. Prior to December 1, 2000, each Partnership's management fee was accrued at the rate of 1/3 of 1% per month (a 4% annual rate) of the Net Assets under management by each trading manager at each month end.

INCENTIVE FEE. Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Cornerstone IV, which pays incentive fees at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is paid on those redemptions to the trading manager in the month of such redemption.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnerships' contracts are accounted for on a trade-date basis and market to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (''SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities are as follows:

CORNERSTONE II

                   NET UNREALIZED GAINS
                     ON OPEN CONTRACTS          LONGEST MATURITIES
               ----------------------------- ------------------------
                           OFF-                              OFF-
               EXCHANGE- EXCHANGE-             EXCHANGE-   EXCHANGE-
          YEAR  TRADED    TRADED     TOTAL      TRADED      TRADED
          ---- --------- --------- --------- ------------- ----------
                   $         $         $
          2002 1,077,589   973,551 2,051,140 December 2003 March 2003
          2001   374,620 1,164,896 1,539,516 December 2002 March 2002

CORNERSTONE III

                   NET UNREALIZED GAINS/
                (LOSSES) ON OPEN CONTRACTS      LONGEST MATURITIES
               ----------------------------- ------------------------
                           OFF-                              OFF-
               EXCHANGE- EXCHANGE-             EXCHANGE-   EXCHANGE-
          YEAR  TRADED    TRADED     TOTAL      TRADED      TRADED
          ---- --------- --------- --------- ------------- ----------
                   $         $         $
          2002  688,301   864,306  1,552,607 December 2003 March 2003
          2001 (679,746)  752,314     72,568 December 2002 March 2002

CORNERSTONE IV

                     NET UNREALIZED GAINS
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ----------------------------- --------------------
                             OFF-                          OFF-
                 EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
            ---- --------- --------- --------- --------- ----------
                     $         $         $
            2002    --     6,834,888 6,834,888    --     March 2003
            2001    --     7,783,366 7,783,366    --     March 2002

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2002 and 2001 respectively, $22,780,027 and $21,690,396 for
Cornerstone II and $27,060,890 and $25,791,768 for Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

                                                       PER UNIT:
                                                       ---------
              NET ASSET VALUE, JANUARY 1, 2002:        $4,360.39
                                                       ---------
              NET OPERATING RESULTS:
                 Realized Profit                          874.59
                 Unrealized Profit                        103.05
                 Proceeds from Litigation Settlement       15.43
                 Interest Income                           58.96
                 Expenses                                (449.17)
                                                       ---------
                 Net Income                               602.86
                                                       ---------

              NET ASSET VALUE, DECEMBER 31, 2002:      $4,963.25
                                                       =========
                 Expense Ratio                              9.9%
                 Net Income Ratio                          13.1%

              TOTAL RETURN                                 13.8%

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE III

                                                       PER UNIT:
                                                       ---------
              NET ASSET VALUE, JANUARY 1, 2002:        $3,045.84
                                                       ---------
              NET OPERATING RESULTS:
                 Realized Profit                          290.45
                 Unrealized Profit                        180.87
                 Proceeds from Litigation Settlement      347.36
                 Interest Income                           41.23
                 Expenses                                (313.54)
                                                       ---------
                 Net Income                               546.37
                                                       ---------

              NET ASSET VALUE, DECEMBER 31, 2002:      $3,592.21
                                                       =========
                 Expense Ratio                              9.9%
                 Net Income Ratio                          16.8%

              TOTAL RETURN                                 17.9%

CORNERSTONE IV

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2002:   $6,228.94
                                                     ---------
                 NET OPERATING RESULTS:
                    Realized Profit                   1,316.48
                    Unrealized Loss                     (58.30)
                    Interest Income                      79.31
                    Expenses                           (571.11)
                                                     ---------
                    Net Income                          766.38
                                                     ---------

                 NET ASSET VALUE, DECEMBER 31, 2002: $6,995.32
                                                     =========
                    Expense Ratio                         9.1%
                    Net Income Ratio                     11.7%

                 TOTAL RETURN                            12.3%

                                                                PRESORTED
                                                            FIRST CLASS MAIL
                                                              U.S. POSTAGE
                                                                  PAID
                                                               PERMIT #374
                                                              LANCASTER, PA


                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022



[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED




[LOGO] printed on recycled paper