Form 10-Q
period 2003-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2003-05-15
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

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


Demeter Management Corporation
825 Third Ave., 9th Floor
New York, NY								    10022
(Address of principal executive offices)	  	       (Zip Code)

Registrant?s telephone number, including area code (212) 310-6444




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




       <table> DEAN WITTER CORNERSTONE FUND IV

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2003




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2003 and 2002 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-28

Item 4.	Controls and Procedures................................28


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................29

Item 5	Other Information...................................29-31

Item 6.	Exhibits and Reports on Form 8-K....................32-33







       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION

	                   March 31,	     December 31,
                               2003      	    2002
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	115,441,628	103,560,309

	Net unrealized gain (loss) on open contracts (MS & Co.)	   (1,408,274)	    6,834,888

	     Total Trading Equity	114,033,354	110,395,197

Interest receivable (Morgan Stanley DW)	        79,594	         80,149

	     Total Assets	 114,112,948	110,475,346

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Accrued incentive fees	2,275,658	1,500,021
	Redemptions payable                                                                                1,461,060	642,547
	Accrued management fees	332,378	321,727
	Accrued administrative expenses	    154,652	      169,156

	     Total Liabilities	    4,223,748	   2,633,451

Partners? Capital

	Limited Partners (14,867.605 and
		15,202.402 Units, respectively)	108,675,760	106,345,673
	General Partner (166.007 and
	     213.889 Units, respectively)	     1,213,440	   1,496,222

	     Total Partners? Capital	 109,889,200	107,841,895

	     Total Liabilities and Partners? Capital	 114,112,948	110,475,346

NET ASSET VALUE PER UNIT	       7,309.57	     6,995.32

The accompanying notes are an integral part of these financial statements.



       <table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended March 31,

	      2003   	   2002
	    $	 $
REVENUES
	Trading profit (loss):
		Realized	15,686,651	(935,642)
		Net change in unrealized                                                     (8,243,162)	  (8,150,647)

		      Total Trading Results                                                      7,443,489	(9,086,289)

	Interest income (Morgan Stanley DW)                                             239,251	     344,151

		      Total                                                                                 7,682,740	 (8,742,138)

EXPENSES

	Management fees                                                                          1,012,587	884,119
	Brokerage commissions (Morgan Stanley DW)                              945,090	558,334
	Incentive fees                                             	                                      815,410	(1,351,817)
	Administrative expenses	          49,744	       38,187

		      Total	    2,822,831	     128,823


NET INCOME (LOSS)	     4,859,909	 (8,870,961)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	4,792,691	(8,759,209)
	General Partner	67,218	(111,752)


NET INCOME (LOSS) PER UNIT

	Limited Partners                            314.25                       (522.48)
	General Partner	                            314.25                       (522.48)



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2003 and 2002
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
	December 31, 2001	17,115.276	105,277,723	1,332,302	106,610,025

Net Loss                                  (8,759,209)         (111,752)           (8,870,961)

Redemptions	   (385.240)        (2,269,751)                   ?              (2,269,751)

Partners? Capital,
	March 31, 2002	16,730.036	 94,248,763	 1,220,550	  95,469,313





Partners? Capital,
	December 31, 2002	15,416.291	106,345,673	1,496,222	107,841,895

Net Income                                                                  ?		4,792,691	67,218	4,859,909

Redemptions	    (382.679)	  (2,462,604)	  (350,000)	   (2,812,604)

Partners? Capital,
	March 31, 2003	15,033.612	108,675,760	1,213,440	109,889,200











The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2003     	      2002
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	4,859,909	                 (8,870,961)
Noncash item included in net income (loss):
	Net change in unrealized	8,243,162	                  8,150,647

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)                                                555		(8,989)
	Prepaid incentive fees	                                                                         ?-    	(15,798)

Increase (decrease) in operating liabilities:
	Accrued incentive fees 	775,637	(1,351,817)
	Accrued management fees	10,651	(35,718)
	Accrued administrative expenses	                                                      (14,504)	          28,839

Net cash provided by (used for) operating activities	                         13,875,410	  (2,103,797)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable                                                           818,513                      297,968
Redemptions of Units	    (2,812,604)	  (2,269,751)

Net cash used for financing activities	   (1,994,091)	  (1,971,783)

Net increase (decrease) in cash	11,881,319	(4,075,580)

Balance at beginning of period	 103,560,309	101,084,842

Balance at end of period	  115,441,628	  97,009,262




	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II, and Dean Witter Cornerstone Fund III.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of Morgan Stanley. The trading managers of the Partnership are John W. Henry & Company, Inc. and Sunrise Capital
Management, Inc. (collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to the average yield on current 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	  Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Mar. 31, 2003         -   	(1,408,274)	(1,408,274)	-	Jun. 2003
Dec. 31, 2002         - 	6,834,888	6,834,888	-	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL,





       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate
       the amount, and therefore, the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of the Trading Managers? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets
       at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded total trading revenues, including interest income, of $7,682,740 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.4% were recorded from long positions in the euro versus the U.S. dollar as the dollar?s value decreased amid fears of a military conflict with Iraq, increased tensions with North Korea and weak U.S. economic data. Additional gains of approximately 2.0%, 1.5%, and 1.1% were recorded from long positions in the Australian dollar, the South African rand and the New Zealand dollar versus the U.S. dollar, respectively, as the value of these currencies increased on the heels of higher commodity prices. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.5% recorded from positions in the Japanese yen versus the U.S. dollar as the value of the yen initially reversed lower and then moved without consistent direction in response to changing perceptions regarding the progress of military action against Iraq and negative economic data out of Japan. Additional losses of approximately 1.5% were recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar moved without consistent direction in sympathy with the yen. Total expenses for the three months ended March
       31, 2003 were $2,822,831, resulting in net income of
$4,859,909. The net asset value of a Unit increased from $6,995.32 at December 31, 2002 to $7,309.57 at March 31, 2003.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $8,742,138 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded primarily during March from previously established long positions in the South African rand when its value reversed lower versus the U.S. dollar on mounting concerns ahead of Zimbabwe?s presidential elections. Additional losses of approximately 2.0% were recorded during February from previously established short positions in the euro and Swiss franc when the value of these European currencies reversed higher versus the U.S. dollar due to weakness in equities and improved economic confidence in Europe. Losses of approximately 1.6% were recorded primarily during January from previously established long positions in the British pound as its value weakened versus the U.S. dollar due to the sluggish economic growth rate in Great Britain. Additional losses of approximately 1.6% were experienced primarily during early March from previously established short positions in the Japanese yen as its value reversed higher versus the U.S. dollar amid a repatriation of assets from the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were
       established only to result in additional losses later in
March as the value of the yen reversed lower on expectations that repatriation flows ahead of Japanese fiscal year-end would be ending. A portion of the Partnership?s overall losses was partially offset by gains of approximately 0.9% recorded primarily during March from previously established long positions in the Australian dollar when its value strengthened versus the U.S. dollar due to rising commodity prices. Total expenses for the three months ended March 31, 2002 were $128,823, resulting in a net loss of $8,870,961. The net asset value of a Unit decreased from $6,228.94 at December 31, 2001 to $5,706.46 at March 31, 2002.


       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-
       day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in
100.  VaR typically does not represent the worst-case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange- and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management
       activities.  Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2003 and 2002. At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $110 million and $95 million, respectively.

	Primary Market	March 31, 2003	March 31, 2002
	Risk Category	Value at Risk		Value at Risk

     Currency	(1.26)%		(1.55)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR by
presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category        High      Low     Average
Currency	(4.19)%	(1.26)%	(3.09)%



Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership?s open positions thus creates a ?risk of ruin? not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for its market risk exposure at March 31, 2003 and 2002, and for the end of the four quarterly reporting periods from April 1, 2002 through March 31, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2003.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 97% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership at March 31, 2003. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency exposure at March 31, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2003, the Partnership's greatest
       exposures were to outright U.S. dollar positions.
Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers, each of whose strategies focus on different trading approaches, and monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.  CONTROL AND PROCEDURES

  (a) As of a date within 90 days of the filing date of this quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.

Mr. Joseph G. Siniscalchi resigned the position of Director of Demeter.

Mr. Douglas J. Ketterer, age 37, was named a Director of Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds
       and the Global Portfolio Analysis and Research
Departments. Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds).
 From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Jeffrey S. Swartz, age 36, was named a Director of Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing Director and Chief Operating Officer of Investor Advisory Services (?IAS?). Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this
       capacity until October of 2001, when he was named Director of IAS Strategy and relocated to IAS headquarters in New York.
In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of Demeter, was named a Director of Demeter.


       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits


3.01	Limited Partnership Agreement of the Partnership, dated
as of December 11, 1986, is incorporated by reference to
Exhibit 3.01 of the Partnership?s Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry and Co., Inc. dated as of May 1, 1987, is incorporated by reference to Exhibit 10.01 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended December 31, 1987 (File No. 0-15442).
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital, Inc. (formerly Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Annual Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).
10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Annual Report on
Form 10-K for the fiscal year ended December 31, 1987
(File No. 0-15442).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 8-K (File No. 0-15442) filed with the
Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of
the Partnership?s Form 8-K (File No. 0-15442) filed with
the Securities and Exchange Commission on January 3,
2001.
10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of
November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership?s Form 8-K (File
No. 0-15442) filed with the Securities and Exchange
Commission on January 3, 2001.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant
to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	  Reports on Form 8-K ? None.

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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 15, 2003            By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Director and Chief Financial Officer





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


1.		I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.		The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.		The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.		The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 15, 2003            /s/Jeffrey A. Rothman
	          Jeffrey A. Rothman
	          President,
	          Demeter Management Corporation,
	          general partner of the registrant

























       CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:


1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003           /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 registrant
















      	EXHIBIT 99.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund IV (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey A. Rothman
Name:		Jeffrey A. Rothman
Title:	President

Date:		May 15, 2003









      									EXHIBIT 99.02
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund IV (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.








By:	  	/s/Jeffrey D. Hahn
Name:	Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:	May 15, 2003













? 6 ?