Form 10-Q
period 2003-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 2003-08-08
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

DEAN WITTER CORNERSTONE FUND IV

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-30

Item 4.	Controls and Procedures.............................30-31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................32

Item 5	Other Information.................................... .32

Item 6.	Exhibits and Reports on Form 8-K....................32-34


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION

	                     June 30,	     December 31,
                                    2003      	    2002
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	114,260,919 	103,560,309
	Net unrealized gain (loss) on open contracts (MS & Co.)	  (1,784,270)	    6,834,888

		Total Trading Equity	112,476,649 	110,395,197

Interest receivable (Morgan Stanley DW)	           71,120	         80,149
Due from Morgan Stanley DW					                 51,383	    ?

		Total Assets	  112,599,152	 110,475,346

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	938,705 	642,547
	Accrued management fees	327,965	321,727
	Accrued administrative expenses	153,786 	169,156
	Accrued incentive fees	            ?      	     1,500,021

		Total Liabilities	    1,420,456 	    2,633,451

Partners? Capital

	Limited Partners (14,573.713 and
		15,202.402 Units, respectively)	109,990,177 	106,345,673
	General Partner (157.479 and
	       213.889 Units, respectively)	      1,188,519	    1,496,222

	      Total Partners? Capital	  111,178,696	107,841,895

	      Total Liabilities and Partners? Capital	  112,599,152	110,475,346


NET ASSET VALUE PER UNIT	      7,547.16	      6,995.32

The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)




	       For the Quarters Ended June 30,

	      2003   	   2002
	    $	 $
REVENUES
	Trading profit (loss):
		Realized	7,194,222 	15,699,227
		Net change in unrealized	     (375,996)	   10,003,944

			Total Trading Results 	6,818,226	25,703,171

	Interest income (Morgan Stanley DW)	       239,007	        334,233

			Total	    7,057,233	   26,037,404

EXPENSES

	Incentive fees	1,485,881 	3,311,653
	Management fees	1,027,245 	941,439
	Brokerage commissions (Morgan Stanley DW)	 890,399	1,090,464
	Administrative expenses	          48,569 	         38,764

			Total	     3,452,094	    5,382,320


NET INCOME 	     3,605,139	  20,655,084


NET INCOME ALLOCATION

	Limited Partners	3,565,060 	20,388,103
	General Partner	 40,079	266,981


NET INCOME PER UNIT

	Limited Partners	237.59 	1,248.23
	General Partner	 237.59	1,248.23




	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Six Months Ended June 30,

	      2003   	   2002
	    $	 $
REVENUES
	Trading profit (loss):
		Realized	22,880,873 	14,763,585
		Net change in unrealized	   (8,619,158)	    1,853,297

			Total Trading Results 	14,261,715	16,616,882

	Interest income (Morgan Stanley DW)	       478,258	      678,384

			Total	   14,739,973	 17,295,266

EXPENSES

	Incentive fees	2,301,291 	1,959,836
	Management fees	 2,039,832	1,825,558
	Brokerage commissions (Morgan Stanley DW)	 1,835,489	1,648,798
	Administrative expenses	        98,313 	        76,951

			Total	  6,274,925 	   5,511,143


NET INCOME	    8,465,048	 11,784,123


NET INCOME ALLOCATION

	Limited Partners	8,357,751 	11,628,894
	General Partner	 107,297	155,229


NET INCOME PER UNIT

	Limited Partners	 551.84	725.75
	General Partner	 551.84	725.75


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	    Units of
	     Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners? Capital,
	December 31, 2001	17,115.276	105,277,723	1,332,302	106,610,025

Net Income	?    	11,628,894 	155,229	11,784,123

Redemptions	    (809.900)	   (4,995,343)	        ?     	    (4,995,343)

Partners? Capital,
	June 30, 2002	16,305.376	 111,911,274	 1,487,531	 113,398,805





Partners? Capital,
	December 31, 2002	15,416.291	106,345,673	1,496,222	107,841,895

Net Income	?   	8,357,751	107,297	8,465,048

Redemptions	                                                       (685.099) 	   (4,713,247)	   (415,000) 	  (5,128,247)

Partners? Capital,
	June 30, 2003	                                                14,731.192	 109,990,177	  1,188,519	 111,178,696











The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	8,465,048 	11,784,123
Noncash item included in net income:
	Net change in unrealized	8,619,158 	(1,853,297)

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	 9,029	(4,834)
	Due from Morgan Stanley DW	 (51,383)	(12,510)

Increase (decrease) in operating liabilities:
	Accrued management fees 	6,238 	21,801
	Accrued administrative expenses	(15,370) 	(39,201)
	Accrued incentive fees	   (1,500,021) 	         244,638

Net cash provided by operating activities	    15,532,699	   10,140,720


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	296,158 	419,489
Redemptions of Units	      (5,128,247) 	    (4,995,343)

Net cash used for financing activities	      (4,832,089) 	    (4,575,854)

Net increase in cash	10,700,610 	5,564,866

Balance at beginning of period	    103,560,309	 101,084,842

Balance at end of period	     114,260,919	 106,649,708





	The accompanying notes are an integral part of these financial statements.


       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers of the
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership are John W. Henry & Company, Inc. and Sunrise Capital
Management, Inc. (collectively, the ?Trading Managers?).

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	      on Open Contracts	  Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Jun. 30, 2003       -     (1,784,270)    (1,784,270)     -	 Sep. 2003
Dec. 31, 2002         -   6,834,888       6,834,888       -	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONLUDED)

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of the Trading Managers? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $7,057,233 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.3% were recorded from long positions in the euro versus the U.S. dollar during May as the value of the euro strengthened to an all time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests and investor preference for non-U.S. dollar denominated assets. Additional gains of approximately 5.6% resulted from long positions in the Australian dollar versus the U.S. dollar during April, May and June as the Australian dollar?s value strengthened in response to continued weakness in the U.S. dollar and higher interest rates relative to those in the U.S., Europe and Asia. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 3.8% recorded from short positions in the British pound versus the U.S. dollar during April, as the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged, and during May, due to the release of lower than expected unemployment data from Great Britain. Long positions in the British pound versus the U.S. dollar during June resulted in
       further losses as value of the pound reversed lower
following comments from the British Finance Minister concerning the U.K.?s entry into the European Monetary Union. Additional losses of approximately 1.8% and 1.2% resulted from positions in the Japanese yen and Singapore dollar, respectively, versus the U.S. dollar during May as the value of these currencies strengthened and then reversed lower amid speculation that the Bank of Japan favored a weaker yen to spur economic activity. Smaller losses of approximately 0.8% stemmed from long positions in the South African rand versus the U.S. dollar as the value of the rand reversed lower during May amid growing speculation of an interest rate cut by the Reserve Bank of South Africa. Total expenses for the three months ended June 30, 2003 were $3,452,094, resulting in net income of $3,605,139. The net asset value of a Unit increased from $7,309.57 at March 31, 2003 to $7,547.16 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $14,739,973 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.0% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all time high during May amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets.
       During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 7.6% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Smaller gains were provided from long positions in the New Zealand dollar versus the U.S. dollar as the New Zealand dollar?s value increased on the heels of higher gold prices and strength in the Australian dollar. A portion of the Partnership?s overall gains during the first half of the year was offset by losses of approximately 4.2% and 2.7% from positions in the Japanese yen and Singapore dollar, respectively, versus the U.S. dollar as the value of these currencies moved without consistent direction versus the U.S. dollar. Losses of approximately 4.2% resulted during April and May from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened early in the month amid expectations that the Bank of England would likely leave interest rates unchanged and the release of lower than expected unemployment data from Great Britain. During June, losses stemmed from long positions in the British pound versus the U.S. dollar as its value increased early in the month, amid expectations that the Bank of
       England would likely leave interest rates unchanged, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K.?s entry prospects into the European Monetary Union. Total expenses for the six months ended June 30, 2003 were $6,274,925, resulting in net income of $8,465,048. The net asset value of a Unit increased from $6,995.32 at December 31, 2002 to $7,547.16 at June 30, 2003.

For the Quarter and Six Months ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $26,037,404 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.3% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 4.3% and 2.9% from previously established long positions in the Swiss franc and the Norwegian krone, respectively, were recorded as the value of the currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 2.5% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the three months ended June 30, 2002 were
       $5,382,320, resulting in net income of $20,655,084.  The net asset value of a Unit increased from $5,706.46 at March 31, 2002 to $6,954.69 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $17,295,266 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.1% were recorded primarily during May and June from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Gains of approximately 3.7% and 3.0% from previously established long positions in the Swiss franc and the Norwegian krone, respectively, were recorded as the value of these currencies also strengthened relative to the U.S. dollar due to the aforementioned reasons. Additional gains of approximately 3.4% were recorded from long positions in the Australian dollar relative to the U.S. dollar as its value benefited from the weakness in the U.S. dollar and rising gold prices. Total expenses for the six months ended June 30, 2002 were $5,511,143, resulting in net income of $11,784,123. The net asset value of a Unit increased from $6,228.94 at December 31, 2001 to $6,954.69 at June 30, 2002.



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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this
       portfolio are estimated to exceed the VaR only one day in
100.  VaR typically does not represent the worst-case outcome.
VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange- and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $111 million and $113 million, respectively.

	Primary Market	June 30, 2003		June 30, 2002
	Risk Category	Value at Risk		Value at Risk

     Currency 	(1.53)% 		(2.97)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR by
presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low     Average
Currency	(4.19)%	(1.26)%	(2.73)%


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

The VaR tables above present the results of the Partnership?s VaR for its market risk exposure at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2003.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 102% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the
       strategies used and to be used by Demeter and the Trading
Managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2003. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2003, the Partnership's greatest exposure was to outright U.S. dollar positions. Outright
       positions consist of the U.S. dollar vs. other currencies.
 These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.  CONTROLS AND PROCEDURES

  (a) As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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

10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital, Inc. (formerly Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Annual
Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).
10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Annual Report on
Form 10-K for the fiscal year ended December 31, 1987
(File No. 0-15442).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of the Partnership?s Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on January 3,
2001.

10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of
November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership?s Form 8-K (File
No. 0-15442) filed with the Securities and Exchange
Commission on January 3, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 8, 2003          By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









? 6 ?




DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)