Form 10-Q
period 2003-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 2003-11-14
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-32

Item 4.	Controls and Procedures................................32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 5	Other Information......................................33

Item 6.	Exhibits and Reports on Form 8-K....................33-35



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION

	                     September 30,	     December 31,
                       2003        	         2002
	                      $	       $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	99,724,769	103,560,309
	Net unrealized gain on open contracts (MS & Co.)	    4,389,820	    6,834,888

		Total Trading Equity	104,114,589	110,395,197

Interest receivable (Morgan Stanley DW)	        63,693	        80,149

		Total Assets	 104,178,282	 110,475,346

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,101,322	642,547
	Accrued management fees	303,363	321,727
	Accrued administrative expenses	168,384	169,156
	Accrued incentive fees	               -     	     1,500,021

		Total Liabilities	     1,573,069	     2,633,451

Partners' Capital

	Limited Partners (14,225.977 and
		15,202.402 Units, respectively)	101,481,827	106,345,673
	General Partner (157.479 and
	       213.889 Units, respectively)	    1,123,386	    1,496,222

	      Total Partners' Capital	102,605,213	107,841,895

	      Total Liabilities and Partners' Capital	104,178,282	110,475,346


NET ASSET VALUE PER UNIT	       7,133.56	       6,995.32


The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended September 30,

	          2003      	       2002
	  $	 $
REVENUES
	Trading profit (loss):
		Realized	(10,670,839)	(1,137,343)
		Net change in unrealized	      6,174,090	  (10,117,789)

			Total Trading Results 	(4,496,749)	(11,255,132)

	Interest income (Morgan Stanley DW)	        196,043	         343,240

			Total	     (4,300,706)	   (10,911,892)

EXPENSES

	Management fees	917,891	916,176
	Brokerage Commissions (Morgan Stanley DW)	838,244	737,743
	Administrative expenses	30,812	51,927
	Incentive fees	                  -     	     (1,596,454)

			Total	         1,786,947	         109,392


NET LOSS	 	     (6,087,653)	  (11,021,284)


NET LOSS ALLOCATION

	Limited Partners	(6,022,520)	(10,875,343)
	General Partner	(65,133)	(145,941)


NET LOSS PER UNIT

	Limited Partners	(413.60)	(682.32)
	General Partner	(413.60)	(682.32)


	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Nine Months Ended September 30,

	             2003     	           2002
	        $	     $
REVENUES
	Trading profit (loss):
		Realized	12,210,034	13,626,242
		Net change in unrealized	  (2,445,068)	  (8,264,492)

			Total Trading Results 	9,764,966	5,361,750

	Interest income (Morgan Stanley DW)	       674,301	   1,021,624

			Total	  10,439,267	   6,383,374

EXPENSES

	Management fees	2,957,723	2,741,734
	Brokerage commissions (Morgan Stanley DW)	   2,673,733	2,386,541
	Incentive fees	 2,301,291	   363,382
	Administrative expenses	         129,125	       128,878

			Total	     8,061,872	   5,620,535


NET INCOME	    2,377,395	      762,839


NET INCOME ALLOCATION

	Limited Partners	2,335,231	753,551
	General Partner	42,164	9,288


NET INCOME PER UNIT

	Limited Partners	138.24	43.43
	General Partner	138.24	43.43




	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	    Units of
	     Partnership	Limited	General
	   Interest     	Partners	  Partner  	Total
		$	$	$


Partners' Capital,
	December 31, 2001	17,115.276	105,277,723	1,332,302	106,610,025

Net Income	-    	753,551	9,288	762,839

Redemptions	 (1,279.579)	   (8,045,570)	           -     	  (8,045,570)

Partners' Capital,
	September 30, 2002	15,835.697	   97,985,704	 1,341,590	 99,327,294





Partners' Capital,
	December 31, 2002	15,416.291	106,345,673	1,496,222	107,841,895

Net Income	-   	2,335,231	42,164	2,377,395

Redemptions	                                                    (1,032.835)	  (7,199,077)	  (415,000)	  (7,614,077)

Partners' Capital,
	September 30, 2003	                                      14,383.456	101,481,827	 1,123,386	102,605,213












The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	     $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	  2,377,395	  762,839
Noncash item included in net income:
	Net change in unrealized	2,445,068	8,264,492

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	16,456	(1,454)
	Prepaid incentive fees	       -     	(22,826)

Decrease in operating liabilities:
	Accrued management fees 	(18,364)	(25,023)
	Accrued administrative expenses	(772)	(28,256)
	Accrued incentive fees	  (1,500,021)	  (1,351,817)

Net cash provided by operating activities	   3,319,762	   7,597,955


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	458,775	103,067
Redemptions of Units	   (7,614,077)	   (8,045,570)

Net cash used for financing activities	   (7,155,302)	   (7,942,503)

Net decrease in cash	(3,835,540)	(344,548)

Balance at beginning of period	 103,560,309	 101,084,842

Balance at end of period	  99,724,769	 100,740,294




	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II, and Dean Witter Cornerstone Fund III.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS & Co."). Demeter, Morgan Stanley DW and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers of the Partnership are John W. Henry & Company, Inc. and Sunrise Capital
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to the average yield on current 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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


       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	   Net Unrealized Gains
	       on Open Contracts	  Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Sep. 30, 2003          - 	4,389,820	4,389,820	-	Dec. 2003
Dec. 31, 2002          - 	6,834,888	6,834,888	-	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required,
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. as clearing broker in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partner-ship's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $4,300,706 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.6% resulted from short positions in the euro and Swiss franc versus the U.S. dollar during September as the dollar's value sunk after the release of several weak U.S. economic reports prompted fears that the U.S. economic recovery was unsustainable. Additional losses of approximately 2.3% were recorded from long positions in the Australian dollar versus the U.S. dollar primarily during July as the value of the U.S. currency strengthened amid rising expectations for a U.S. economic recovery, negative economic data out of Australia and narrowing interest rate differentials between the two countries. A portion of the Partnership's losses for the quarter was offset by gains of approximately 1.7% recorded from long positions in the Japanese yen versus the U.S. dollar during September as the yen's value was buoyed by Bank of Japan comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Gains of approximately 1.6% were supplied by long positions in the Thai baht versus the U.S. dollar during August and September as the baht's value increased in response to the improving Thailand
       economy and the rise in value of the Japanese yen.
Additional gains of approximately 1.4% resulted from long positions in the South African rand versus the U.S. dollar during August and September as the value of the rand was lifted by strong South African export data, a high South African interest rate environment and weaker U.S. equity prices. Total expenses for the three months ended September 30, 2003 were $1,786,947, resulting in a net loss of $6,087,653. The net asset value of a Unit decreased from $7,547.16 at June 30, 2003 to $7,133.56 at
September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $10,439,267 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.9% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 5.1% resulted from long positions in the Australian dollar versus the U.S. dollar as the
       Australian currency strengthened during April, May and June in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Gains of approximately 2.1% were provided from long positions in the South African rand versus the U.S. dollar during April as the rand's value strengthened in response to significant interest rate differentials between the two countries. Smaller profits of approximately 1.6% were experienced from long positions in the Thai baht versus the U.S. dollar primarily during September as the baht's value appreciated in tandem with the value of the Japanese yen. A portion of the Partnership's gains for the first nine months of the year was offset by losses of approximately 4.8% from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K's entry prospects into the European Union. Additional losses of approximately 2.6% resulted from positions in the Japanese yen versus the U.S. dollar during May as the yen's value first strengthened and then reversed lower
       amid speculation that the Bank of Japan favored a weaker yen in order to spur economic activity. During August, losses resulted from short positions in the Japanese yen as the Asian currency strengthened on stronger equity prices and the Bank of Japan's commitment to its monetary policy. Total expenses for the nine months ended September 30, 2003 were $8,061,872, resulting in net income of $2,377,395. The net asset value of a Unit increased from $6,995.32 at December 31, 2002 to $7,133.56 at September 30,
2003.

For the Quarter and Nine Months ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $10,911,892 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.6% were recorded in minor currencies, predominantly from long positions in the Polish zloty, South African rand, and New Zealand dollar, as well as from short positions in the Mexican peso. Additional losses of approximately 1.8% and 1.5% were recorded from long positions in the British pound and the euro, respectively, as their values reversed lower versus the U.S. dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Losses of approximately 1.3% were recorded from long positions in the Japanese yen during August and September as the value of the yen reversed lower relative to the U.S. dollar amid
       renewed concerns regarding Japan's economic woes.  Total expenses for the three months ended September 30, 2002 were $109,392, resulting in a net loss of $11,021,284. The net asset value of a Unit decreased from $6,954.69 at June 30, 2002 to $6,272.37 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,383,374 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.5% were recorded primarily during May and June, from previously established long positions in the euro as its value strengthened relative to the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Previously established long positions in the Australian dollar provided gains of approximately 3.2% as the currency strengthened relative to the U.S. dollar, primarily during March and May, due to rising gold prices. Long positions in the Swiss franc resulted in further gains of approximately 3.1%, primarily during April, May, and June, as its value strengthened relative to the U.S. dollar due to weak economic forecasts. Smaller gains of approximately 0.7% were recorded predominantly during the second quarter from long positions in the minor currencies, such as the Norwegian krone. These gains were partially offset by losses of approximately 5.3% recorded from transactions involving the British pound during June, July, and August as its value
       fluctuated without consistent direction versus the U.S.
dollar. Smaller losses of approximately 4.6% were recorded throughout a majority of the nine months from transactions involving the Japanese yen as its value also experienced erratic movements versus the U.S. dollar amid concerns regarding the state of Japan's economy. The total expenses for the nine months ended September 30, 2002 were $5,620,535, resulting in net income of $762,839. The net asset value of a Unit increased from $6,228.94 at December 31, 2001 to $6,272.37 at September 30,
2002.










       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange- and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $103 million and $99 million, respectively.

Primary Market	September 30, 2003	September 30, 2002
Risk Category	   Value at Risk  	   Value at Risk

Currency 		(2.63)% 		(3.93)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low     Average
Currency	(4.19)%	(1.26)%	(2.40)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2003.

The Partnership also maintains a substantial portion (approximately 104% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2003. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency market exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.

The Partnership trades a large number of currencies. At September 30, 2003, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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


Item 4.  CONTROLS AND PROCEDURES

  (a) As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	    There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

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

10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital, Inc. (formerly Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated
by reference to Exhibit 10.02 of the Partnership's Annual
Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).
10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on
Form 10-K for the fiscal year ended December 31, 1987
(File No. 0-15442).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on January 3,
2001.

10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of
November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership's Form 8-K (File
No. 0-15442) filed with the Securities and Exchange
Commission on January 3, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2003       By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.















- 6 -





DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)