Form 10-Q
period 2004-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2004-05-10
CIK 808373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X
       <table> DEAN WITTER CORNERSTONE FUND IV

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-27

Item 4.	Controls and Procedures................................27


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................28

Item 5	Other Information...................................28-29

Item 6.	Exhibits and Reports on Form 8-K....................29-31



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION

	                     March 31,	     December 31,
                     2004        	         2003
	                      $	       $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	106,187,334	110,416,089

	Net unrealized gain (loss) on open contracts (MS & Co.)	    (4,022,310)	    3,046,277

		Total Trading Equity	102,165,024	113,462,366

Due from Morgan Stanley DW	76,543	-
Interest receivable (Morgan Stanley DW)	        65,233	        61,521

		Total Assets	 102,306,800	 113,523,887

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	437,484	567,382
Accrued management fees	297,965	330,595
Accrued administrative expenses	147,427	177,019
Accrued incentive fees	               -    	        6,682

		Total Liabilities	         882,876	     1,081,678

Partners' Capital

Limited Partners (13,780.333 and
	13,997.351 Units, respectively)	100,277,967	111,191,238
General Partner (157.479 Units)	    1,145,957	    1,250,971

	      Total Partners' Capital	101,423,924	112,442,209

	      Total Liabilities and Partners' Capital	102,306,800	113,523,887


NET ASSET VALUE PER UNIT	       7,276.89	       7,943.73


The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)





	       For the Quarters Ended March 31,

	          2004      	       2003
	  $	 $
REVENUES
	Trading profit (loss):
		Realized	(721,727)	15,686,651
		Net change in unrealized	     (7,068,587)	  (8,243,162)

			Total Trading Results 	(7,790,314)	7,443,489

	Interest income (Morgan Stanley DW)	        197,223	         239,251

			Total	     (7,593,091)	      7,682,740

EXPENSES

	Management fees	950,517	1,012,587
	Brokerage commissions (Morgan Stanley DW)	764,063	945,090
	Common administrative expenses	40,000	49,744
	Incentive fees	              (6,682)	     815,410

			Total	         1,747,898	    2,822,831


NET INCOME (LOSS)	       (9,340,989) 	     4,859,909


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(9,235,975)	4,792,691
	General Partner	(105,014)	67,218


NET INCOME (LOSS) PER UNIT

	Limited Partners	(666.84)	314.25
	General Partner	(666.84)	314.25



	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	    Units of
	     Partnership	Limited	General
	   Interest     	Partners	  Partner  	Total
		$	$	$


Partners' Capital,
	December 31, 2002	15,416.291	106,345,673	1,496,222	107,841,895

Net Income 	-   	4,792,691	67,218	4,859,909

Redemptions	                                                       (382.679)	  (2,462,604)	  (350,000) 	   (2,812,604)

Partners' Capital,
	March 31, 2003	                                      15,033.612	108,675,760	 1,213,440	109,889,200




Partners' Capital,
	December 31, 2003	14,154.830	111,191,238	1,250,971	112,442,209

Net Loss	-   	(9,235,975)	(105,014)	(9,340,989)

Redemptions	                                                       (217.018)	  (1,677,296)	            -   	  (1,677,296)

Partners' Capital,
	March 31, 2004	                                      13,937.812	100,277,967	 1,145,957	101,423,924














The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	     $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	 (9,340,989)	4,859,909
Noncash item included in net income (loss):
	Net change in unrealized	7,068,587	8,243,162

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(76,543)	-
	Interest receivable (Morgan Stanley DW)	(3,712)	555

Increase (decrease) in operating liabilities:
	Accrued management fees 	(32,630)	10,651
	Accrued administrative expenses	(29,592)	(14,504)
	Accrued incentive fees	      (6,682)	        775,637

Net cash provided by (used for) operating activities	   (2,421,561)	  13,875,410


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(129,898)	818,513
Redemptions of Units	   (1,677,296)	   (2,812,604)

Net cash used for financing activities	   (1,807,194)	   (1,994,091)

Net increase (decrease) in cash	(4,228,755)	11,881,319

Balance at beginning of period	 110,416,089	 103,560,309

Balance at end of period	  106,187,334	 115,441,628





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Dean Witter Cornerstone Fund IV is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II and Dean Witter Cornerstone Fund III.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodities interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.



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

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	 Net Unrealized Gains (Losses)
	        on Open Contracts	  Longest Maturities
		 Off-			  Off-
	Exchange-	Exchange-		Exchange-    Exchange-
Date	 Traded 	 Traded 	Total	 Traded 	 Traded
	   $	  $	  $
Mar. 31, 2004          - 	(4,022,310)	(4,022,310)	-	Jun. 2004
Dec. 31, 2003          -       3,046,277		3,046,277	-	Mar. 2004

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

pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partner-ship's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how
       the Partnership has performed in the past.  Past
performance is not necessarily indicative of future results.

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

For the Quarter Ended March 31, 2004
The Partnership recorded losses net of interest income totaling $7,593,091 and expenses totaling $1,747,898, resulting in a net loss of $9,340,989 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit decreased from $7,943.73 at December 31, 2003 to $7,276.89 at March 31, 2004.

The most significant trading losses of approximately 2.4% were recorded from short Japanese yen positions against the U.S. dollar during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Additional losses of approximately 1.1% were incurred from short positions in the Singapore dollar versus the U.S. dollar, also during March, as the value of the Singapore dollar increased with the yen. Long positions in the South African rand and short positions in the Mexican peso, both versus the U.S. dollar, resulted in losses of approximately 2.3% and 0.9%, respectively, during January. Losses in the rand stemmed from expectations for a decline in gold prices due to an anticipated improvement in the global macro economic environment during 2004. Losses in the peso were spurred by encouraging signs of a recovery in the Mexican economy. During February, short positions in the South African rand versus the U.S. dollar generated further Partnership
       losses as the rand's value strengthened in response to higher consumer spending and lower inflation rate data. Long positions in the Norwegian krone versus the U.S. dollar generated losses of approximately 1.0% amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy during January. Further losses of approximately 0.9% were recorded from long positions in the Australian dollar versus the U.S. dollar. During March, the U.S. dollar reversed higher versus the Australian currency as it benefited from the belief that the Australian Central Bank would not increase interest rates in the short term, as had been
expected.   Finally, smaller losses of approximately 0.6% were
incurred from short positions in the euro versus the U.S. dollar, largely during March. As expectations for an interest rate reduction by the European Central Bank dissipated, market demand for the euro increased and forced its value higher later in the month. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.0% recorded from long positions in the British pound versus the U.S. dollar. During January, the British pound benefited as the U.S. dollar sold off early in the month due to U.S. current account deficits, interest rate differentials between the U.S. and most other major economies, and concerns for potential terrorist attacks against U.S. interests. During February, the pound's value moved higher versus the U.S. dollar amid an increase in U.K. interest rates, as well as expectations for further increases in the near term.
       Additional gains of approximately 0.4% were recorded from short positions in the Swiss franc versus the U.S. dollar during January, as the dollar's value improved late in the month amid the prospects for future increases in U.S. interest rates.

For the Quarter ended March 31, 2003
The Partnership recorded revenues including interest income totaling $7,682,740 and expenses totaling $2,822,831, resulting in net income of $4,859,909 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $6,995.32 at December 31, 2002 to $7,309.57 at March 31, 2003.

The most significant trading gains of approximately 5.4% were recorded from long positions in the euro versus the U.S. dollar as the dollar's value decreased amid fears of a military conflict with Iraq, increased tensions with North Korea and weak U.S. economic data. Additional gains of approximately 2.0%, 1.5%, and 1.1% were recorded from long positions in the Australian dollar, the South African rand and the New Zealand dollar versus the U.S. dollar, respectively, as the value of these currencies increased on the heels of higher commodity prices. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 2.5% recorded from positions in the Japanese yen versus the U.S. dollar as the value of the yen initially reversed lower and then moved without consistent direction in response to changing perceptions regarding the progress of military action
       against Iraq and negative economic data out of Japan.
Additional losses of approximately 1.5% were recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar moved without consistent direction in sympathy with the yen.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At
       March 31, 2004 and 2003, the Partnership's total
capitalization was approximately $101 million and $110 million, respectively.


Primary Market	March 31, 2004	March 31, 2003
Risk Category	   Value at Risk  	   Value at Risk

Currency 		(0.90)% 		(1.26)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low     Average
Currency	(2.80)%	(0.90)%	(1.96)%


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

The VaR tables provided present the results of the Partnership's VaR for its market risk exposure at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003
through March 31, 2004.   VaR is not necessarily representative of
the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2004.

The Partnership also maintains a substantial portion
(approximately 106% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.
Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following was the only trading risk exposure of the
Partnership at March 31, 2004. It may be anticipated, however, that this market exposure will vary materially over time.

Currency. The Partnership's currency market exposure at March 31, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2004, the Partnership's primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest
       private clients and family offices throughout the U.S. and abroad serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits


3.01	Limited Partnership Agreement of the Partnership, dated
as of December 11, 1986, is incorporated by reference to
Exhibit 3.01 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry and Co., Inc. dated as of May 1, 1987, is incorporated by reference to Exhibit 10.01 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended December 31, 1987 (File No. 0-15442).
10.02	Management Agreement among the Partnership, Demeter and
Sunrise Capital, Inc. (formerly Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).





       10.03	Dean Witter Cornerstone Funds Exchange Agreement,
dated as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on
Form 10-K for the fiscal year ended December 31, 1987
(File No. 0-15442).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of
the Partnership's Form 8-K (File No. 0-15442) filed with
the Securities and Exchange Commission on January 3,
2001.
10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership's Form 8-K (File
No. 0-15442) filed with the Securities and Exchange
Commission on January 3, 2001.



       31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Dean Witter Cornerstone Fund IV
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 10, 2004            By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















- 6 -






DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)