Form 10-Q
period 2004-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 2004-11-15
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-15442

	DEAN WITTER CORNERSTONE FUND IV

	(Exact name of registrant as specified in its charter)


		New York						     13-3393597
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY		    					 	   10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022




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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-34

Item 4.	Controls and Procedures	..35


PART II. OTHER INFORMATION

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	36-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
	       2004      	    2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	78,048,383	110,416,089

	Net unrealized gain on open contracts (MS & Co.)   	        85,497       	      3,046,277

		Total Trading Equity                                                 	   78,133,880   	113,462,366


Interest receivable (Morgan Stanley DW)	          86,605	           61,521

	     Total Assets	   78,220,485           	     113,523,887

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	804,375	567,382
Accrued management fees	227,700	330,595
Accrued administrative expenses	151,975	177,019
Accrued incentive fee	                -            	         6,682

	     Total Liabilities	   1,184,050	  1,081,678

Partners' Capital

Limited Partners (13,110.278 and
   13,997.351 Units, respectively)	76,122,067	111,191,238
General Partner (157.479 Units)	      914,368	    1,250,971

	     Total Partners' Capital	   77,036,435	 112,442,209

	     Total Liabilities and Partners' Capital	  78,220,485  	   113,523,887


NET ASSET VALUE PER UNIT	      5,806.29	       7,943.73

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)


        For the Three Months                              	For the Nine Months
  	   Ended September 30,	                        Ended September 30,

                                                                        	   2004   	 2003  	   2004   	    2003
                                                                                $		$			$		 $
REVENUES
	Trading profit (loss):
		Realized	(9,262,038) 	(10,670,839)	(22,513,541)		12,210,034
		Net change in unrealized	    1,181,016	    6,174,090 	   (2,960,780)		      (2,445,068)

		   Total Trading Results 	 (8,081,022)		   (4,496,749)	(25,474,321)		9,764,966

	Interest income (Morgan Stanley DW)	      248,769	        196,043	      651,235		      674,301

		   Total  	   (7,832,253)	  (4,300,706)	  (24,823,086)		   10,439,267

EXPENSES
	Brokerage commissions
	  (Morgan Stanley DW)	741,133	838,244	2,117,019		2,673,733
	Management fees	709,387	917,891	2,470,468		2,957,723
	Common administrative expenses	50,000 	30,812	134,000		129,125
	Incentive fees	         -        	           -        	        (6,682)		     2,301,291

		   Total 	   1,500,520	     1,786,947	   4,714,805		    8,061,872


NET INCOME (LOSS) 	   (9,332,773)	   (6,087,653)	  (29,537,891)		    2,377,395


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(9,224,474)	 	  (6,022,520)	    (29,201,288)		2,335,231
	General Partner 	(108,299)	(65,133)	(336,603)		42,164


NET INCOME (LOSS) PER UNIT

	Limited Partners	 (687.70)	  (413.60)               (2,137.44) 	138.24
	General Partner	(687.70)	(413.60)               (2,137.44)		138.24



	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners' Capital,
   December 31, 2002	15,416.291	106,345,673	1,496,222	107,841,895

Net Income                                                               - 	  	2,335,231	42,164	2,377,395

Redemptions	    (1,032.835)	   (7,199,077)	   (415,000)	   (7,614,077)

Partners' Capital,
   September 30, 2003	  14,383.456	  101,481,827	  1,123,386	 102,605,213



Partners' Capital,
   December 31, 2003	14,154.830	111,191,238	1,250,971	112,442,209

Net Loss                                                                   - 	  	(29,201,288)	(336,603)	(29,537,891)

Redemptions	    (887.073)	   (5,867,883)	      -        	   (5,867,883)

Partners' Capital,
   September 30, 2004	  13,267.757	    76,122,067	    914,368	 77,036,435









The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(29,537,891)	2,377,395
Noncash item included in net income (loss):
       Net change in unrealized                                                       	2,960,780	2,445,068

(Increase) decrease in operating assets:
       Interest receivable (Morgan Stanley DW)	(25,084)	16,456

Decrease in operating liabilities:
       Accrued management fees	(102,895)	(18,364)
       Accrued administrative expenses	(25,044)	(772)
       Accrued incentive fees	          (6,682)	   (1,500,021)

Net cash provided by (used for) operating activities	  (26,736,816)	    3,319,762


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	236,993	458,775
Redemptions of Units	    (5,867,883)	  (7,614,077)

Net cash used for financing activities	   (5,630,890)	  (7,155,302)

Net decrease in cash	(32,367,706)	(3,835,540)

Balance at beginning of period	   110,416,089	103,560,309

Balance at end of period	   78,048,383	  99,724,769





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity broker is Morgan Stanley & Co. Incorporated ("MS & Co."). Demeter, Morgan Stanley DW, and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership are John W. Henry & Company, Inc. and Sunrise Capital
Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

                       Net Unrealized Gains
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Sep. 30, 2004        -		85,497		85,497	-	 Dec. 2004
Dec. 31, 2003	        -       3,046,277	3,046,277	-	 Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS &
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Co., each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts,
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and
       options in subsequent periods. It is not possible to
estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.
       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $7,832,253 and expenses totaling $1,500,520, resulting in a net loss of $9,332,773 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $6,493.99 at June 30, 2004 to $5,806.29 at September 30, 2004.

The most significant trading losses of approximately 3.0% resulted from both long and short positions in the euro versus the U.S. dollar during August as the euro experienced significant short-term volatility due to conflicting economic data out of Europe and the U.S., and volatile energy prices throughout a majority of the month. Losses of approximately 2.2% were recorded from short positions in the Japanese yen versus the U.S. dollar during August as the dollar's value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. During September, short yen positions against the dollar provided further losses as the dollar's value weakened due to rising oil prices that fueled fears of sluggish economic growth
       in the United States.  Additional losses of approximately
1.7% and 1.6%, respectively, were incurred from long positions in the South African rand and Australian dollar versus the U.S. dollar during July as the dollar reversed higher in response to upbeat market sentiment and a jump in July consumer confidence data. During August, long South African rand positions experienced further losses as the its value moved lower against the U.S. dollar due to a reduction in South African interest rates by the Reserve Bank of South Africa. Further Partnership losses of approximately 1.1% resulted from long positions in the British pound positions versus the U.S. dollar during July and short pound positions during September. Finally, losses of approximately 0.9% stemmed from short positions in the Swiss franc versus the U.S. dollar during August and September due to a declining dollar and rising oil prices.

The Partnership recorded losses net of interest income totaling $24,823,086 and expenses totaling $4,714,805, resulting in a net loss of $29,537,891 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $7,943.73 at December 31, 2003 to $5,806.29 at September 30,
2004.


       The most significant trading losses of approximately 8.6%
and 2.7%, respectively, were recorded from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. Short Asian currency positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long positions in the Asian currencies versus the U.S. dollar during April, the U.S. dollar surged upwards against most currencies following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short Asian currency positions against the U.S. dollar incurred losses during May as the dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions experienced losses again due to the yen's rise prompted by better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. During August and September, short yen positions experienced losses as the dollar's value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Additional Partnership losses of approximately 5.8% and 2.2%, respectively, stemmed from positions in the South African rand and Australian dollar versus the U.S. dollar. During January and February, long rand positions declined amid expectations for weaker gold prices caused by improvements in the global economy during 2004. During April, long South African rand positions versus the U.S. dollar experienced losses as the dollar's value moved higher versus these, and most other, currencies. During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. During July, the U.S. dollar's upward reversal caused by upbeat market sentiment and positive consumer confidence data caused losses for long positions in the South African rand and Australian dollar. During August, long rand positions experienced further losses as the its value moved lower against the U.S. dollar due to a reduction in interest rates by the Reserve Bank of South Africa. Losses of approximately 3.4% were incurred primarily during the third quarter from both long and short positions in the euro versus the U.S. dollar as the euro experienced significant volatility due to conflicting economic data out of Europe and
       the U.S. combined with volatile energy prices throughout the quarter. Long positions in the Norwegian krone versus the U.S. dollar incurred losses of approximately 2.7% as the value of the dollar temporarily moved higher in response to a decline in U.S. unemployment claims. Finally, Partnership losses of approximately 2.0% were experienced from short positions in the Mexican peso versus the U.S. dollar, primarily during the first quarter, as the peso reversed higher in response to encouraging signs of a recovery in the Mexican economy.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $4,300,706 and expenses totaling $1,786,947, resulting in a net loss of $6,087,653 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $7,547.16 at June 30, 2003 to $7,133.56 at September 30, 2003.

The most significant trading losses of approximately 3.6% resulted from short positions in the euro and Swiss franc versus the U.S. dollar during September as the dollar's value sunk after the release of several weak U.S. economic reports prompted fears that the U.S. economic recovery was unsustainable. Additional losses of approximately 2.3% were recorded from long positions in the Australian dollar versus the U.S. dollar primarily during July as the value of the U.S. currency strengthened amid rising expectations for a U.S. economic recovery, negative economic data out of Australia, and narrowing interest rate differentials between the two countries. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.7% recorded from long positions in the Japanese yen versus the U.S. dollar during September as the yen's value was buoyed by the Bank of Japan's comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Gains of approximately 1.6% were supplied by long positions in the Thai baht versus the U.S. dollar during August and September as the baht's value increased in response to the improving Thailand economy and the rise in value of the Japanese yen. Additional gains of approximately 1.4% resulted from long positions in the South African rand versus the U.S. dollar during August and September as the value of the rand was lifted by strong South African export data, a high South African interest rate environment, and weaker U.S. equity prices.

The Partnership recorded revenues including interest income totaling $10,439,267 and expenses totaling $8,061,872, resulting in net income of $2,377,395 for the nine months ended September
       30, 2003.  The Partnership's net asset value per Unit increased from $6,995.32 at December 31, 2002 to $7,133.56 at September 30, 2003.

The most significant trading gains of approximately 10.9% were recorded from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains of approximately 5.1% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened during April, May and June in response to continued weakness in the U.S. dollar, higher interest rates relative to those in the U.S., Europe and Asia, and higher gold prices earlier in the year. Gains of approximately 2.1% were provided from long positions in the South African rand versus the U.S. dollar during April as the rand's value strengthened in
       response to significant interest rate differentials
between the two countries. Smaller profits of approximately 1.6% were experienced from long positions in the Thai baht versus the U.S. dollar primarily during September as the baht's value appreciated in tandem with the value of the Japanese yen. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 4.8% from short positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May on expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K's entry prospects into the European Union. Additional losses of approximately 2.6% resulted from positions in the Japanese yen versus the U.S. dollar during May as the yen's value first strengthened and then reversed lower amid speculation that the Bank of Japan favored a weaker yen in order to spur economic activity. During August, losses resulted from
       short positions in the Japanese yen as the Asian currency strengthened on stronger equity prices and the Bank of Japan's commitment to its monetary policy.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $77 million and $103 million, respectively.

Primary Market	     September 30, 2004	   September 30, 2003
Risk Category		   Value at Risk		Value at Risk
Currency				 (1.70)% 			    (2.63)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly
       over any given time period, or even within a single
trading day, which could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Currency   					(2.80)%	(0.90)%	(1.58)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for its market risk exposures at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2004.

The Partnership also maintains a substantial portion (approximately 109% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2004. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership's currency market exposure at September 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies.  At September 30, 2004, the
Partnership's primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associate with the Partnership's currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2004, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

       Demeter monitors and controls the risk of the
Partnership's non-trading instrument, cash.  Cash is the only
Partnership invest-ment directed by Demeter, rather than the Trading Managers.

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

Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 11, 1986, is incorporated by reference to
Exhibit 3.01 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
10.01	Management Agreement among the Partnership, Demeter, and
John W. Henry & Company, Inc., dated as of May 1, 1987, is incorporated by reference to Exhibit 10.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15442).

10.02	Management Agreement among the Partnership, Demeter, and
Sunrise Capital, Inc. (formerly Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated
by reference to Exhibit 10.02 of the Partnership's Annual
Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).
10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on January 3,
2001.

10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of
November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on January 3, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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

November 15, 2004       By:/s/ Kevin Perry

                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















- 7 -
- 10 -









MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

1225: