Form 10-Q
period 2005-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2005-05-11
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-30

Item 4.	Controls and Procedures	..31


PART II. OTHER INFORMATION

Item 5.	Other Information	32

Item 6.	Exhibits 	32-34


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
	       2005      	    2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	78,907,963	 89,668,535

	Net unrealized gain (loss) on open contracts (MS & Co.)   	   (3,897,805)       	      6,347,857

		Total Trading Equity    	75,010,158      	 96,016,392


Interest receivable (Morgan Stanley DW)	142,896	           122,840
Due from Morgan Stanley DW	      129,834	               32,362

	     Total Assets	     75,282,888           	         96,171,594

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	839,856	801,350
Accrued management fees	219,142	280,141
Accrued administrative expenses	        148,539	      123,214

	     Total Liabilities	    1,207,537	  1,204,705

Partners? Capital

Limited Partners (12,548.069 and
  12,873.981 Units, respectively)	73,157,224	 93,819,259
General Partner (157.479 Units)	      918,127	    1,147,630

	     Total Partners? Capital	   74,075,351	  94,966,889

	     Total Liabilities and Partners? Capital	   75,282,888  	   96,171,594


NET ASSET VALUE PER UNIT	      5,830.16	       7,287.51

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)


  <caption>	   	    For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		 413,907			       197,223

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		910,661	764,063
	Management fees 	      	699,171    	  950,517
	Common administrative expenses		33,000	40,000
	Incentive fee 		          ?            	          (6,682)

		Total Expenses	                                                            1,642,832		    1,747,898

NET INVESTMENT LOSS	    (1,228,925)	   (1,550,675)

TRADING RESULTS
Trading loss:
	Realized			(7,431,456) 	(721,727)
	Net change in unrealized		   (10,245,662)	    (7,068,587)

		Total Trading Results                                                (17,677,118)		   (7,790,314)

NET LOSS 	                                                                            (18,906,043)	      (9,340,989)

NET LOSS ALLOCATION

	Limited Partners                                                  		           (18,676,540)                     (9,235,975)
	General Partner                                                   		                (229,503)                        (105,014)


NET LOSS PER UNIT

	Limited Partners                                                  		              (1,457.35)                            (666.84)
	General Partner                                                   		              (1,457.35)                            (666.84)






	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2003	14,154.830	111,191,238	1,250,971	112,442,209

Net Loss                                                                   ? 	  	(9,235,975)	(105,014)	(9,340,989)

Redemptions	    (217.018)	   (1,677,296)	      ?        	   (1,677,296)

Partners? Capital,
   March 31, 2004                                            13,937.812	   100,277,967	  1,145,957	 101,423,924




Partners? Capital,
   December 31, 2004	13,031.460	 93,819,259	1,147,630	94,966,889

Net Loss                                                                   ? 	  	(18,676,540)	(229,503)	(18,906,043)

Redemptions	    (325.912)	   (1,985,495)	      ?        	   (1,985,495)

Partners? Capital,
   March 31, 2005                                            12,705.548	   73,157,224	    918,127	   74,075,351










The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(18,906,043)	(9,340,989)
Noncash item included in net loss:
       Net change in unrealized                                                       	10,245,662	7,068,587

Increase in operating assets:
       Interest receivable (Morgan Stanley DW)	(20,056)	(3,712)
       Due from Morgan Stanley DW	(97,472)	(76,543)

Increase (decrease) in operating liabilities:
       Accrued management fees	(60,999)	(32,630)
       Accrued administrative expenses	25,325	(29,592)
       Accrued incentive fee	          ?        	        (6,682)

Net cash used for operating activities	    (8,813,583)	    (2,421,561)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	    (1,946,989)	  (1,807,194)

Cash used for financing activities	   (1,946,989)	  (1,807,194)

Net decrease in cash	(10,760,572)	(4,228,755)

Balance at beginning of period	   89,668,535	110,416,089

Balance at end of period	   78,907,963	 106,187,334




	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Cornerstone Fund IV is a New York limited partnership organized in 1986 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II, and Dean Witter Cornerstone Fund III.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity broker is Morgan Stanley & Co. Incorporated (?MS & Co.?). Demeter, Morgan Stanley DW, and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

influence the market value of these contracts, including interest rate volatility.

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

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
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

                    Net Unrealized Gains/(Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2005		-     (3,897,805)	  (3,897,805)	-	 Jun. 2005
Dec. 31, 2004		-      6,347,857	    6,347,857	-	 Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards,
       and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the
       results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(17,263,211) and expenses totaling $1,642,832, resulting in a net loss of $18,906,043 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $5,830.16 at March 31, 2005.

The most significant trading losses of approximately 7.5%, 1.8%, 1.2%, and 1.2%, respectively, were resulted from positions in the euro, Swiss franc, Norwegian krone, and Czech koruna versus the U.S. dollar. Long positions in a variety of European currencies versus the U.S. dollar experienced losses during January after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit numbers from November, and speculation for higher U.S. interest rates. Finally, the U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, losses were incurred from short European currency positions versus the U.S. dollar as the
       U.S. dollar?s value weakened in response to concerns for the considerable U.S. Current-Account deficit expressed by Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long positions versus the U.S. dollar as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 5.0%, 0.6%, and 0.3%, respectively, stemmed from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar as the Commodity Currency values traded counter to the U.S. dollar, which benefited due to the aforementioned reasons. Further losses of approximately 2.7% were incurred from positions in the Singapore dollar versus the U.S. dollar, primarily during February and March. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as
       the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.2% achieved during March from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar advanced due to an increase in U.S. interest rates by the U.S. Federal Reserve.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $(7,593,091) and expenses totaling
$1,747,898, resulting in a net loss of $9,340,989 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit decreased from $7,943.73 at December 31, 2003 to $7,276.89 at March 31, 2004.

The most significant trading losses of approximately 2.4% were recorded from short Japanese yen positions against the U.S. dollar during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Additional losses of approximately 1.1% were incurred from short positions in the Singapore dollar versus the U.S. dollar, also during March, as the value of the Singapore dollar increased with the yen. Long positions in the South
       African rand and short positions in the Mexican peso, both versus the U.S. dollar, resulted in losses of approximately 2.3% and 0.9%, respectively, during January. Losses in the rand stemmed from expectations for a decline in gold prices due to an anticipated improvement in the global macro economic environment during 2004. Losses in the peso were spurred by encouraging signs of a recovery in the Mexican economy. During February, short positions in the South African rand versus the U.S. dollar generated further Partnership losses as the rand?s value strengthened in response to higher consumer spending and lower inflation rate data. Long positions in the Norwegian krone versus the U.S. dollar generated losses of approximately 1.0% amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy during January. Further losses of approximately 0.9% were recorded from long positions in the Australian dollar versus the U.S. dollar. During March, the U.S. dollar reversed higher versus the Australian currency as it benefited from the belief that the Australian Central Bank would not increase interest rates in the
short term, as had been expected.   Finally, smaller losses of
approximately 0.6% were incurred from short positions in the euro versus the U.S. dollar, largely during March. As expectations for an interest rate reduction by the European
       Central Bank dissipated, market demand for the euro
increased and forced its value higher later in the month. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.0% recorded from long positions in the British pound versus the U.S. dollar. During January, the British pound benefited as the U.S. dollar sold off early in the month due to U.S. Current-Account deficits, interest rate differentials between the U.S. and most other major economies, and concerns for potential terrorist attacks against U.S. interests. During February, the pound?s value moved higher versus the U.S. dollar amid an increase in U.K. interest rates, as well as expectations for further increases in the near term. Additional gains of approximately 0.4% were recorded from short positions in the Swiss franc versus the U.S. dollar during January, as the dollar?s value improved later in the month amid the prospects for future increases in U.S. interest rates.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $74 million and $101 million, respectively.

Primary Market	        March 31, 2005	     March 31, 2004
Risk Category		   Value at Risk		Value at Risk
Currency				 (3.06)% 			    (0.90)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day,
       which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Currency   					(4.13)%	(0.94)%	(2.46)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2005.
The Partnership also maintains a substantial portion (approximately 113% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at March 31, 2005. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies.  At March 31, 2005, the
Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associate with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Dean Witter Cornerstone Fund IV
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 16, 2005            By:/s/ Kevin Perry

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

? 10 ?