Form 10-Q
period 2005-06-30
WITTER DEAN CORNERSTONE FUND IV
filed 2005-08-12
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-34

Item 4.	Controls and Procedures	..35


PART II. OTHER INFORMATION

Item 5.	Other Information	36

Item 6.	Exhibits 	36-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
	       2005      	    2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	74,861,081	 89,668,535

	Net unrealized gain on open contracts (MS & Co.)   	   4,559,348       	    6,347,857

		Total Trading Equity    	79,420,429      	 96,016,392


Interest receivable (Morgan Stanley DW)	149,964	122,840
Due from Morgan Stanley DW	       111,063	          32,362

	     Total Assets	   79,681,456            	      96,171,594

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	738,937	801,350
Accrued management fees	232,108	280,141
Accrued administrative expenses	      101,735	      123,214

	     Total Liabilities	    1,072,780	   1,204,705

Partners? Capital

Limited Partners (12,150.073 and
  12,873.981 Units, respectively)	77,602,853	 93,819,259
General Partner (157.479 Units)	    1,005,823	    1,147,630

	     Total Partners? Capital	   78,608,676	  94,966,889

	     Total Liabilities and Partners? Capital	   79,681,456  	   96,171,594


NET ASSET VALUE PER UNIT	      6,387.03	     7,287.51

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)


                         For the Three Months	                       For the Six Months
  	                  Ended June 30,     	                          Ended June 30,


                         2005   	        2004    	      2005   	    2004
                                                                                         $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)                  428,219		       205,243 		   842,126		          402,466

EXPENSES
	Management fees	   669,437      	    810,564	1,368,608 		   1,761,081
	Brokerage commissions (Morgan Stanley DW)	655,006	611,823	1,565,667		1,375,886
	Common administrative expenses	35,000	44,000	68,000		84,000
	Incentive fee	        ?        	       ?            	      ?         		        (6,682)

		   Total Expenses 	  1,359,443	  1,466,387	    3,002,275		    3,214,285

NET INVESTMENT LOSS 	    (931,224)	  (1,261,144)	  (2,160,149)		  (2,811,819)

TRADING RESULTS
Trading profit (loss):
	Realized	(587,032) 	(12,529,776)	(8,018,488)		(13,251,503)
	Net change in unrealized	  8,457,153	   2,926,791 	  (1,788,509)	           (4,141,796)

		  Total Trading Results	  7,870,121	  (9,602,985)	   (9,806,997)		  (17,393,299)

NET INCOME (LOSS)	  6,938,897	 (10,864,129)	  (11,967,146)		 (20,205,118)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	6,851,201	  (10,740,839)	(11,825,339)		(19,976,814)
	General Partner 	87,696	(123,290)	(141,807)		(228,304)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                       556.87	              (782.90)	 (900.48)		(1,449.74)
	General Partner                                                        556.87              (782.90)	 (900.48)		(1,449.74)





	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2003	14,154.830	111,191,238	1,250,971	112,442,209

Net Loss                                                                   ? 	  	(19,976,814)	(228,304)	(20,205,118)

Redemptions	     (492.017)        (3,510,971)	            ?  	     (3,510,971)

Partners? Capital,
   June 30, 2004	  13,662.813	   87,703,453	    1,022,667	  88,726,120




Partners? Capital,
   December 31, 2004	13,031.460	 93,819,259	1,147,630	94,966,889

Net Loss                                                                   ? 	  	(11,825,339)	(141,807)	(11,967,146)

Redemptions	     (723.908)        (4,391,067)	            ?  	     (4,391,067)

Partners? Capital,
   June 30, 2005	  12,307.552	   77,602,853	    1,005,823	  78,608,676











The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(11,967,146)	(20,205,118)
Noncash item included in net loss:
          Net change in unrealized                                                       	1,788,509	4,141,796

Increase in operating assets:
          Interest receivable (Morgan Stanley DW)	(27,124)	(15,783)
          Due from Morgan Stanley DW                                                   (78,701)                           ?

Increase (decrease) in operating liabilities:
         Accrued management fees	(48,033)	(69,264)
         Accrued administrative expenses	(21,479)	5,722
         Accrued incentive fee	           ?        	          (6,682)

Net cash used for operating activities	  (10,353,974)	 (16,149,329)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	    (4,453,480)	   (3,466,804)

Net cash used for financing activities	    (4,453,480)	   (3,466,804)

Net decrease in cash	(14,807,454)	(19,616,133)

Balance at beginning of period	   89,668,535	  110,416,089

Balance at end of period	   74,861,081	    90,799,956





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                       Net Unrealized Gains
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Jun. 30, 2005		-      4,559,348	    4,559,348	-	 Sep. 2005
Dec. 31, 2004		-      6,347,857	    6,347,857	-	 Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONCLUDED) contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $8,298,340 and expenses totaling $1,359,443, resulting in net income of $6,938,897 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $5,830.16 at March 31, 2005 to $6,387.03 at June 30, 2005.

The most significant trading gains of approximately 6.8% and 2.8%, respectively, resulted during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitutional referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital
       outflows into U.S. markets.  The U.S. dollar also
increased against other currencies following the ninth consecutive quarter-point increase in U.S. interest rates. Additional Partnership gains of approximately 2.2% and 1.1%, respectively, were recorded primarily during May and June from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies moved higher after Mexico?s Central Bank representatives elected not to change Mexico?s monetary policy and Brazil?s Minister of Finance reported increased foreign investment in Brazil. During June, the peso?s value continued its move higher amid comments from Mexico?s Finance Minister, Francisco Gil Diaz, that the Mexican economy was on track to meet the government's growth estimates for the year. Further Partnership gains of approximately 2.0% were experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. A portion of Partnership?s overall gains was offset by losses of approximately 4.3% recorded from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 1.0% stemmed from long positions in the Australian
       dollar versus the U.S. dollar as the Australian dollar declined amid falling gold prices, primarily during May.

The Partnership recorded total trading results including interest income totaling $(8,964,871) and expenses totaling $3,002,275, resulting in a net loss of $11,967,146 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $6,387.03 at June 30, 2005.

The most significant trading losses of approximately 6.1%, 1.3%, and 1.2%, respectively, resulted from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar. During the first quarter, losses resulted as the Commodity Currency values traded counter to the U.S. dollar due to a variety of macro-economic stimuli that caused the U.S. dollar?s value to advance. During the second quarter, the values of the Commodity Currencies were impacted by speculation for higher interest rates and falling gold prices. Additional Partnership losses of approximately 4.4% were incurred from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K.
       would tighten.  Smaller Partnership losses of
approximately 1.1% were experienced from positions in the euro versus the U.S. dollar primarily during the first quarter after the U.S. dollar?s value moved higher during January amid improvements in the U.S. Current-Account, speculation for higher U.S. interest rates, and news that the Chinese government postponed its revaluation of the Chinese yuan. During February, losses were incurred from short euro positions as the U.S. dollar?s value weakened due to concerns for the U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. During early March, short euro positions continued to experience losses as its value strengthened amid a sharp rise in German industrial production. A portion of the Partnership?s overall losses for first six months of the year was offset by gains of approximately 2.2% experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. Smaller Partnership gains of approximately 1.0% were recorded from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short franc positions continued to profit as European currency values
       declined amid market pessimism for future European
integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(9,397,742) and expenses totaling $1,466,387, resulting in a net loss of $10,864,129 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $7,276.89 at March 31, 2004 to $6,493.99 at June 30, 2004.

The most significant trading losses of approximately 4.3% and 1.1%, respectively, resulted from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. Long positions in both Asian currencies versus the U.S. dollar generated losses during April as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. Newly established short Asian currency positions incurred losses during May as the dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions experienced losses due to the yen?s rise prompted by better-than-anticipated improvements in the Japanese economy. The yen continued its rise later in the
       month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. Long positions in the South African rand versus the U.S. dollar contributed losses of approximately 2.3% as the dollar reversed higher in response to rising U.S. interest rates and an improving U.S. economy. Additional Partnership losses of approximately 1.6% and 1.0%, respectively, stemmed from long positions in the British pound during April and long positions in the Norwegian krone during June, both versus the U.S. dollar, as the U.S. dollar benefited from expectations for rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable
recovery.    A portion of the Partnership?s overall losses was
offset by gains of approximately 0.4% achieved from short positions in the Australian dollar versus the U.S. dollar as the Australian currency declined after statistics revealed that Australian economic growth slowed to its lowest point in more than a year. Further pressure stemmed from market speculation for a narrowing of interest rate differentials between Australia and the U.S., as well as lower gold prices during the first half of June. Additional gains of approximately 0.3% were established from long positions in the Swiss franc versus the U.S. dollar as the U.S. dollar?s value declined in May in response to surging energy prices and weaker-than-expected U.S. economic data. Smaller gains of approximately 0.1% were recorded from short positions in the euro versus the U.S. dollar during April as the
       dollar?s value benefited from U.S. Federal Reserve
Chairman Alan Greenspan?s comments concerning U.S. inflation, stronger U.S. economic activity, and the potential for higher U.S. interest rates.

The Partnership recorded total trading results including interest income totaling $(16,990,833) and expenses totaling $3,214,285, resulting in a net loss of $20,205,118 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $7,943.73 at December 31, 2003 to $6,493.99 at June 30, 2004.

The most significant trading losses of approximately 6.6% and 2.1%, respectively, were recorded from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. Short Asian currency positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long positions in the Asian currencies versus the U.S. dollar during April, the U.S. dollar surged upwards following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short Asian currency positions incurred losses again during May as the dollar?s value declined in response to fears of potential terrorist attacks,
       expanding energy prices, and the release of weaker-than-
expected economic data. During June, short Asian currency positions experienced losses due to the yen?s rise prompted by better-than- anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. Additional Partnership losses of approximately 4.2% stemmed from long positions in the South African rand versus the U.S. dollar during January and February amid expectations for a decline in gold prices due to an anticipated improvement in the global macro-economic environment during 2004. During April, long South African rand positions versus the U.S. dollar experienced losses as the dollar?s value moved higher. During May, short South African rand positions incurred losses as the commodity linked currency reversed higher in response to rising gold prices. Losses of approximately 1.5% were experienced from short positions in the Mexican peso versus the U.S. dollar. Losses in the peso were spurred by encouraging signs of a recovery in the Mexican economy. Finally, smaller losses of approximately 1.1% occurred from long positions in the Norwegian krone versus the U.S. dollar during January and June amid a strengthening of the U.S. dollar caused by a perceived shift in U.S. Federal Reserve interest rate policy. A portion of the Partnership?s overall losses during the first half of the year was offset by gains of approximately 0.7% from short positions in
       the Swiss franc versus the U.S. dollar during January as the dollar?s value moved higher amid the prospects for future increases in U.S. interest rates. Additional gains of approximately 0.4% were provided from long positions in the British pound versus the U.S. dollar during January and February as the dollar sold off versus the pound due to interest rate differentials between the U.S. and the U.K., while the pound?s value increased amid an increase in U.K. interest rates.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $79 million and $89 million, respectively.

Primary Market	        June 30, 2005	     June 30, 2004
Risk Category		   Value at Risk		Value at Risk
Currency				  (4.03)% 			    (0.94)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day,
       which could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Currency   					(4.13)%	(1.70)%	(3.23)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2005.

The Partnership also maintains a substantial portion (approximately 97% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk
       exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2005. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2005, the Partnership?s primary exposure
       was to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associate with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 11, 1986, is incorporated by reference to
Exhibit 3.01 of the Partnership?s Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).
10.01	Management Agreement among the Partnership, Demeter, and
John W. Henry & Company, Inc., dated as of May 1, 1987,
is incorporated by reference to Exhibit 10.01 of the Partnership?s Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15442).
10.02	Management Agreement among the Partnership, Demeter, and
Sunrise Capital, Inc. (formerly, Sunrise Commodities
Management Inc.) dated as of May 1, 1987, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Annual
Report on Form 10-K for the fiscal year ended December
31, 1987 (File No. 0-15442).
10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Annual Report on Form
10-K for the fiscal year ended December 31, 1987 (File
No. 0-15442).

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-15442) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-15442) filed with the Securities and Exchange
Commission on November 13, 2001.
10.07	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November
30, 2000, is incorporated by reference to Exhibit 10.1 of
the Partnership?s Form 8-K (File No. 0-15442) filed with
the Securities and Exchange Commission on January 3,
2001.
10.09	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of
November 30, 2000, is incorporated by reference to
Exhibit 10.2 of the Partnership?s Form 8-K (File No. 0-
15442) filed with the Securities and Exchange Commission
on January 3, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



                        Dean Witter Cornerstone Fund IV
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 15, 2005         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















- 7 -
- 10 -










? 48 ?