Form 10-Q
period 2005-09-30
WITTER DEAN CORNERSTONE FUND IV
filed 2005-11-14
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X




Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


       <table>	DEAN WITTER CORNERSTONE FUND IV

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-36

Item 4.	Controls and Procedures	..37


PART II. OTHER INFORMATION

Item 6.	Exhibits 	38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
	       2005      	    2004
	$	$
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Cash	69,985,585	 89,668,535

	Net unrealized gain on open contracts (MS & Co.)   	      516,706       	    6,347,857

		Total Trading Equity    	70,502,291      	 96,016,392


Interest receivable (Morgan Stanley DW)	164,128	122,840
Due from Morgan Stanley DW	           ?       	          32,362

	     Total Assets	   70,666,419            	      96,171,594

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,711,936	801,350
Accrued management fees	205,842	280,141
Accrued administrative expenses	       91,764	      123,214

	     Total Liabilities	   2,009,542	   1,204,705

Partners? Capital

Limited Partners (11,521.573 and
  12,873.981 Units, respectively)	67,876,411	 93,819,259
General Partner (132.479 and
   157.479 Units, respectively)	      780,466	    1,147,630

	     Total Partners? Capital	   68,656,877	  94,966,889

	     Total Liabilities and Partners? Capital	   70,666,419  	   96,171,594


NET ASSET VALUE PER UNIT	       5,891.24	     7,287.51

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)


                    For the Three Months	                       For the Nine Months
  	               Ended September 30,     	         Ended September 30,


                          2005   	        2004    	      2005   	    2004
                                                                                         $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)                  490,358		       248,769 		1,332,484	  	         651,235

EXPENSES
	Management fees	646,694         	    709,387	2,015,302 		   2,470,468
	Brokerage commissions (Morgan Stanley DW)	623,182	741,133	2,188,849		2,117,019
	Common administrative expenses	33,000	50,000	101,000		134,000
	Incentive fee	       ?        	       ?            	       ?          		        (6,682)

		   Total Expenses 	 1,302,876	  1,500,520	  4,305,151 		    4,714,805

NET INVESTMENT LOSS 	   (812,518)	  (1,251,751)	  (2,972,667)		  (4,063,570)

TRADING RESULTS
Trading profit (loss):
	Realized	(1,169,934) 	(9,262,038)	(9,188,422)		(22,513,541)
	Net change in unrealized	  (4,042,642)	   1,181,016 	  (5,831,151)            (2,960,780)

		  Total Trading Results	   (5,212,576)	  (8,081,022)	 (15,019,573)		  (25,474,321)

NET LOSS	  (6,025,094)	  (9,332,773)	  (17,992,240)		 (29,537,891)

NET LOSS ALLOCATION

	Limited Partners	(5,948,129)	  (9,224,474)	(17,773,468)		(29,201,288)
	General Partner 	(76,965)	(108,299)	(218,772)		(336,603)


NET LOSS PER UNIT

	Limited Partners           (495.79)             (687.70)              (1,396.27)             (2,137.44)
	General Partner            (495.79)             (687.70)              (1,396.27)             (2,137.44)




	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2003	14,154.830	111,191,238	1,250,971	112,442,209

Net Loss                                                                   ? 	  	(29,201,288)	(336,603)	(29,537,891)

Redemptions	                                                     (887.073)         (5,867,883)	            ?  	      (5,867,883)

Partners? Capital,
   September 30, 2004	                                   13,267.757	   76,122,067	      914,368	  77,036,435



Partners? Capital,
   December 31, 2004	13,031.460	 93,819,259	1,147,630	94,966,889

Net Loss                                                                   ? 	  	(17,773,468)	(218,772)	(17,992,240)

Redemptions	  (1,377.408)        (8,169,380)	           (148,392)     (8,317,772)

Partners? Capital,
   September 30, 2005	                                   11,654.052	   67,876,411	      780,466	  68,656,877









The accompanying notes are an integral part of these financial statements.






       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(17,992,240)	(29,537,891)
Noncash item included in net loss:
          Net change in unrealized                                                       	5,831,151	2,960,780

(Increase) decrease in operating assets:
          Interest receivable (Morgan Stanley DW)	(41,288)	(25,084)
          Due from Morgan Stanley DW	32,362	-

Decrease in operating liabilities:
         Accrued management fees	(74,299)	(102,895)
         Accrued administrative expenses	(31,450)	(25,044)
         Accrued incentive fee	     ?  	          (6,682)

Net cash used for operating activities	 (12,275,764)	  (26,736,816)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	  (7,407,186)	   (5,630,890)

Net cash used for financing activities	  (7,407,186)	   (5,630,890)

Net decrease in cash	(19,682,950)	(32,367,706)

Balance at beginning of period	   89,668,535	  110,416,089

Balance at end of period	   69,985,585	    78,048,383





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

                       Net Unrealized Gains
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Sep. 30, 2005		-        516,706	      516,706	-	 Dec. 2005
Dec. 31, 2004		-      6,347,857	    6,347,857	-	 Mar. 2005

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future.
       Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(4,722,218) and expenses totaling $1,302,876, resulting in a net loss of $6,025,094 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $6,387.03 at June 30, 2005 to $5,891.24 at
September 30, 2005.

The most significant trading losses of approximately 4.2%, 1.5%, 1.0%, 0.7%, and 0.6%, respectively, resulted from positions in the British pound, Norwegian krone, both the New Zealand and Australian dollars, and the Czech koruna. During July, long positions in the British pound versus the U.S. dollar experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, long U.S. dollar positions against the British pound, Norwegian krone, and Czech koruna, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Strong signals of euro-zone economic
       improvement also supported the advance of the British pound, Norwegian krone, and Czech koruna. Short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of those currencies moved higher on strong economic data out of the region. During September, losses were recorded from short U.S. dollar positions against the British pound, Norwegian krone, Czech koruna, and both the Australian and New Zealand dollars, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower against the U.S. dollar were fears for an economic slow-down in New Zealand during 2006. Additional losses of approximately 1.2% were recorded from positions in the Singapore dollar against the U.S. dollar. During July, short positions recorded losses after the Singapore dollar?s value reversed higher in response to market expectations for future economic growth in Singapore. During August, losses stemmed from long Singapore dollar positions after the value of the Singapore dollar finished lower in response to disappointing export data. Finally, smaller Partnership losses of approximately 0.1% were recorded during August from short positions in the euro and Swiss franc, respectively, against the U.S. dollar after the value of the U.S. dollar weakened on disappointing economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.6% from short positions in the Japanese yen versus the U.S. dollar during July and September.
       During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.

The Partnership recorded total trading results including interest income totaling $(13,687,089) and expenses totaling $4,305,151, resulting in a net loss of $17,992,240 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $5,891.24 at September 30, 2005.


The most significant trading losses of approximately 13.9% resulted from positions in European currencies against the U.S. dollar. Early during the first quarter, losses resulted from long positions in the British pound, Norwegian krone, euro, Czech koruna, and Swedish krona versus the U.S. dollar after the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar?s value also advanced in response to expectations that the Chinese government
       would announce postponement of its revaluation of the
Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar?s value weakened in response to concerns for the considerable U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production.
Further losses were recorded from newly-established long European currency positions versus the U.S. dollar as the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound?s value declined after British Prime Minister Tony Blair's Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound,
       Norwegian krone, and Czech koruna, as the value of the
U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Additional losses of approximately 5.9%, 2.4%, and 1.9%, respectively, were recorded from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the values of the Commodity Currencies traded counter to the U.S. dollar, which benefited due to positive economic data. During the second quarter, long positions in the Australian dollar versus the U.S. dollar produced losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar against the U.S. dollar lower were fears for an economic slow-down in New Zealand during 2006. Partnership losses of approximately 3.3% were recorded primarily during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar
       against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly-established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to sector losses. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.8% from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates by the U.S. Federal Reserve. Short Japanese yen positions held during the second quarter produced profits as the yen?s value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data,
       and news that the U.S. Current-Account deficit had
narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.


For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(7,832,253) and expenses totaling $1,500,520, resulting in a net loss of $9,332,773 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $6,493.99 at June 30, 2004 to $5,806.29 at September 30, 2004.

The most significant trading losses of approximately 3.0% resulted from both long and short positions in the euro versus the U.S. dollar during August as the euro experienced significant short-term volatility due to conflicting economic data out of Europe and the U.S., and volatile energy prices throughout a majority of the month. Losses of approximately 2.2% were recorded from short positions in the Japanese yen versus the U.S. dollar during August as the dollar?s value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. During September, short yen positions against the dollar
       provided further losses as the dollar?s value weakened due to rising oil prices that fueled fears of sluggish economic growth in the United States. Additional losses of approximately 1.7% and 1.6%, respectively, were incurred from long positions in the South African rand and Australian dollar versus the U.S. dollar during July as the dollar reversed higher in response to upbeat market sentiment and a jump in July consumer confidence data. During August, long South African rand positions experienced further losses as its value moved lower against the U.S. dollar due to a reduction in South African interest rates by the Reserve Bank of South Africa. Further Partnership losses of approximately 1.1% resulted from long positions in the British pound versus the U.S. dollar during July and short positions during September. Finally, losses of approximately 0.9% stemmed from short positions in the Swiss franc versus the U.S. dollar during August and September due to a declining dollar and rising oil prices.

The Partnership recorded total trading results including interest income totaling $(24,823,086) and expenses totaling $4,714,805, resulting in a net loss of $29,537,891 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $7,943.73 at December 31, 2003 to $5,806.29 at September 30, 2004.

The most significant trading losses of approximately 8.6% and 2.7%, respectively, were recorded from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. Short Asian currency positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long positions in the Asian currencies versus the U.S. dollar during April, the U.S. dollar surged upwards against most currencies following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Short Asian currency positions against the U.S. dollar incurred losses during May as the dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short Asian currency positions experienced losses again due to the yen?s rise prompted by better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. During August and
       September, short yen positions experienced losses as the dollar?s value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Additional Partnership losses of approximately 5.8% and 2.2%, respectively, stemmed from positions in the South African rand and Australian dollar versus the U.S. dollar. During January and February, long rand positions declined amid expectations for weaker gold prices caused by improvements in the global economy during 2004. During April, long South African rand positions versus the U.S. dollar experienced losses as the dollar?s value moved higher versus these, and most other, currencies. During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. During July, the U.S. dollar?s upward reversal caused by upbeat market sentiment and positive consumer confidence data caused losses for long positions in the South African rand and Australian dollar. During August, long rand positions experienced further losses as its value moved lower against the U.S. dollar due to a reduction in interest rates by the Reserve Bank of South Africa. Losses of approximately 3.4% were incurred primarily during the third quarter from both long and short positions in the euro versus the U.S. dollar as the euro experienced significant volatility
       due to conflicting economic data out of Europe and the
U.S. combined with volatile energy prices throughout the quarter. Long positions in the Norwegian krone versus the U.S. dollar incurred losses of approximately 2.7% as the value of the dollar temporarily moved higher in response to a decline in U.S. unemployment claims. Finally, Partnership losses of approxi-mately 2.0% were experienced from short positions in the Mexican peso versus the U.S. dollar, primarily during the first quarter, as the peso reversed higher in response to encouraging signs of a recovery in the Mexican economy.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $69 million and $77 million, respectively.

Primary Market	      September 30, 2005	   September 30, 2004
Risk Category		   Value at Risk		Value at Risk
Currency				  (2.74)% 			    (1.70)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly
       over any given time period, or even within a single
trading day, which could positively or negatively materially impact market risk as measured by VaR.
The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Currency   					(4.13)%	(2.74)%	(3.49)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2005.
The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at September 30, 2005. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies.  At September 30, 2005, the
Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION
Item 6.  EXHIBITS

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



                        Dean Witter Cornerstone Fund IV
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2005       By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













- 7 -
- 10 -










1216: