Form 10-K
period 2005-12-31
WITTER DEAN CORNERSTONE FUND IV
filed 2006-03-27
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes       No  X

Indicate by check-mark if the registrant is not required
 to file reports pursuant to Section 13 or Section 15(d)
of the Act.  Yes       No  X

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

Indicate by check-mark whether the registrant
 is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$77,602,853 at June 30, 2005.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER CORNERSTONE FUND IV
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . .
.. . 1

Part I .

	Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . .
.. 2-5

	Item 1A.  Risk Factors. . . . . . . . . . . . . . . . . . . . .
.. 5-6

	Item 1B.  Unresolved Staff Comments . . . . . . . . . . . . . .
.. ..6

	Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . .
.. . 6

	Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . .  .
.. . 6

	Item 4.   Submission of Matters to a Vote of Security Holders .
.. . 6

Part II.

	Item 5.   Market for the Registrant's Partnership Units
		          and Related Security Holder Matters. . . . . . . . . .
.. .7

	Item 6.   Selected Financial Data . . . . . . . . . . . . . . .
.. . 8

	Item 7.   Management's Discussion and Analysis of Financial
		          Condition and Results of Operations. . . . . . . . . .
9-28

	Item 7A.  Quantitative and Qualitative Disclosures About
		          Market Risk . . . . . . . . . . . . . . . . . . . . .
28-38

	Item 8.   Financial Statements and Supplementary Data. . . . . .
.. 39

	Item 9.   Changes in and Disagreements with Accountants on
		          Accounting and Financial Disclosure . . . . . . . . .
.. .39

	Item 9A.  Controls and Procedures . . . . . . . . . .. . . . .
..40-42

	Item 9B.  Other Information . . . . . . . . . . . . . . . . . .
.. .42
Part III.

	Item 10.  Directors and Executive Officers of the Registrant .
..43-48

	Item 11.  Executive Compensation . . . . . . . . . . . . . . . .
.. 48

	Item 12.  Security Ownership of Certain Beneficial Owners
	          and Management . . . . . . . . . . . . . . . . . . . .
 .49

	Item 13.  Certain Relationships and Related Transactions. . . .
.. .49

	Item 14.  Principal Accounting Fees and Services . . . . . . .
..50-51
Part IV.
	Item 15.  	Exhibits and Financial Statement Schedules. . . . . .
52-53

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



        Documents Incorporated                  Part of Form
10-K

	Partnership?s Prospectus dated August
	28, 1996, together with the Supplement
	to the Prospectus dated May 14, 1999		      I

	Annual Report to the Dean Witter
	Cornerstone Funds II, III, and IV
	Limited Partners for the year ended
	December 31, 2005                           II, III, and
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

The Partnership began the year at a net asset value per unit of limited partnership interest ("Unit(s)") of $7,287.51 and returned -19.3% to $5,879.98 on December 31, 2005. For a more detailed description of the Partnership?s business, see subparagraph
(c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Managers. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated August 28, 1996 (the ?Prospectus?), together with the Partnership?s supplement to the Prospectus dated May 14, 1999 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.
	Facets of Business
	1.	Summary	1.	"Summary of the
				Prospectus"
			(Pages 1-9 of the
			Prospectus).

	2.	Commodities Market	2.	"The Commodities
Market"
				(Pages 80-84 of the
				Prospectus).

	3.	Partnership's Commodity	3.	?Investment Programs -
		Trading Arrangements and		Use of Proceeds and
		Policies		Trading Policies"
(Pages
				45-47 of the
Prospectus)
				and ?The Trading
				Managers? (Pages 51-74
				of the Prospectus and
				Pages S-20 ? S-32 of
the
				Supplement).

    	4.	Management of the Part-	4.	"The Cornerstone Funds?
		nership		(Pages 19-24 of the
				Prospectus and Pages
					S-2 ? S-5 of the
Sup-
				plement).  ?The General
Partner? (Pages 77-79
of
the Prospectus and
Pages
S-32 ? S-34 of the
	Supplement) and ?The
Com-
	modity Brokers? (Pages
	79-80 of the Prospectus
	and Pages S-34 ? S-36
	of the Supplement).
?The
	Limited Partnership
	Agreements? (Pages 86-
90
	of the Prospectus).

	5.	Taxation of the Partner-	5.	?Material Federal
Income 			ship?s Limited
Partners		Tax Considerations" and
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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference

       Room at 100 F Street, N.E., Washington, D.C.  20549.
Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.
 The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and
(B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative


       Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES

The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan
Stanley DW offices utilized by the Partnership are located at 330 Madison Avenue, 8th Floor, New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

       PART II

Item 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED
	    SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders.  The number of holders of Units at December 31,
2005 was approximately 3,828.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on May 1, 1987. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.











       <table>
Item 6. SELECTED FINANCIAL DATA (in dollars)





	                                        For the Years Ended December 31,

                             2005          2004         2003          2002          2001


Total Trading Results
including interest
income     	    (12,562,222)	 (3,545,538) 	23,762,595	 21,270,437	 23,218,105


Net Income (Loss)       (18,034,850)	    (9,964,465)   13,936,592	 11,978,992  14,868,025


Net Income (Loss)
Per Unit (Limited
& General Partners)       (1,407.53)	       (656.22)       948.41	     766.38      855.25



Total Assets             66,325,027	    96,171,594   113,523,887	110,475,346	108,976,989



Total Limited
Partners? Capital        64,109,338	    93,819,259   111,191,238  106,345,673	105,277,723



Net Asset Value
Per Unit                   5,879.98	 	     7,287.51      7,943.73	     6,995.32    6,228.94










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

Results of Operations.
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean


       that such market will be actively traded by the Trading
Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $(12,562,222) and expenses totaling $5,472,628, resulting in a net loss of $18,034,850 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $5,879.98 at December 31, 2005. Total redemptions for the year were $12,143,687 and the Partnership?s ending capital was $64,788,352 at December 31, 2005, a decrease of $30,178,537 from ending capital at December 31, 2004 of $94,966,889.

The most significant trading losses of approximately 10.1%, 2.6%, 2.1%, 1.4% and 1.2%, respectively, resulted from positions in European currencies against the U.S. dollar. Early during the first quarter, losses resulted from long positions in the British pound, euro, Norwegian krone, Czech koruna, and Polish zloty versus the U.S. dollar after the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would

       announce postponement of its re-valuation of the
Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar?s value weakened in response to concerns for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices.
 During the second quarter, long British pound positions incurred losses as the pound?s value declined after British Prime Minister Tony Blair's Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced additional losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September,

       losses were recorded from long positions in the
British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. During the fourth quarter, long British pound positions versus the U.S. dollar incurred further losses as the pound?s value weakened after the Bank of England indicated that a cut in its interest rates would likely take place in March of 2006. Short positions in European currencies, particularly the euro, Norwegian krone, and Czech koruna, versus the U.S. dollar also experienced losses as their values moved higher in response to a rise in the Euro-Zone Organization for Economic Cooperation & Development?s leading indicator of 106 in August from a July figure of 105.5. European currency values moved higher with the euro, which was boosted by expectations that the European Central Bank might raise interest rates next year.
 Additional losses of
approximately 7.6%, 3.3%, and 3.1%, respectively, were recorded from positions in the South African rand and both the Australian and New Zealand dollars (collectively, the ?Commodity Currencies?). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the Commodity Currencies values traded counter to the U.S. dollar. During the second quarter, long positions in the Australian dollar versus the U.S. dollar incurred losses as the Australian dollar declined amid falling gold prices. During the

       third quarter, short positions in the Australian and
New Zealand dollars versus the U.S. dollar recorded losses as the values of Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollars positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar against the U.S. dollar lower were fears for an economic slow-down in New Zealand during 2006. During October, long positions in the Commodity Currencies versus the U.S. dollar resulted in losses as their values weakened in response to volatile gold prices. The Australian dollar was also pressured lower after the Reserve Bank of Australia kept its overnight interest rate unchanged. During November, short positions in the South African rand and Australian dollar incurred losses as their values reversed higher on stronger gold prices. Finally, during December long positions in both the New Zealand and Australian dollars experienced losses amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand. Losses of approximately 3.4% were also experienced from positions in the Singapore dollar versus the U.S. dollar, primarily during the first quarter. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the

       U.S. dollar?s value benefited from positive economic
sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices.
 Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to losses. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 11.8% from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates. Short Japanese yen positions held during the second quarter also recorded profits as the yen?s value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July following the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed.

During September, short Japanese yen positions profited after the yen?s value declined in the wake of weak Japanese economic data. During the fourth quarter, short Japanese yen positions continued to record gains as the yen?s value trended lower against the U.S. dollar after the potential for higher U.S. interest rates continued to bolster the value of the U.S. dollar. The Japanese yen was also pulled lower on investor sentiment that future action by the Chinese government regarding further Chinese yuan re-valuation was farther away than previously expected. Partnership gains of approximately 1.1% resulted during the second quarter from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short franc positions continued to profit as its values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.

The Partnership recorded total trading results including interest income totaling $(3,545,538) and expenses totaling
$6,418,927,

       resulting in a net loss of $9,964,465 for the year
ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $7,943.73 at December 31, 2003 to $7,287.51 at December 31, 2004. Total redemptions for the year were $7,510,855 and the Partnership?s ending capital was $94,966,889 at December 31, 2004, a decrease of $17,475,320 from ending capital at December 31, 2003 of $112,442,209.

The most significant trading losses of approximately 9.7% were recorded from positions in the Japanese yen versus the U.S. dollar. Short yen positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long yen positions, the U.S. dollar surged upwards against most currencies during April following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure from weakening efforts undertaken by the Japanese government. Short yen positions incurred losses during May as the U.S. dollar?s value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short yen positions experienced further losses due to the yen?s rise prompted by better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank
       of Japan would move to raise interest rates amid
further
confirmation that Japan's economic recovery was on track. During August and September, short yen positions also experienced losses as the U.S. dollar?s value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Finally, long yen positions incurred losses during December as the yen?s value declined early in the month due to weak Japanese machinery orders and temporary U.S.
dollar strength. Additional Partnership losses of approximately 4.7% resulted from positions in the British pound primarily during the fourth quarter. During both October and November, short pound positions generated losses as the pound?s value reversed higher amid a decline in the U.S. dollar prompted by higher oil prices and concerns for the growing U.S. Current-
Account deficit. During December, long pound positions recorded losses as the pound?s value declined due to weaker-than-expected U.K. economic data and the releases of dovish minutes from the Bank of England's December meeting, which reflected the possibility for future interest rate cuts. Losses of approximately 2.3% were also experienced from short positions in the Mexican peso versus the U.S. dollar, primarily during the first quarter, as the peso reversed higher in response to encouraging signs of a recovery in the Mexican economy.
Long
positions in the Norwegian krone versus the U.S. dollar incurred losses of approximately 2.3%, primarily during the second and
       third quarter, as the value of the U.S. dollar
temporarily moved higher in response to growing enthusiasm and confidence in the U.S. economy. Smaller Partnership losses of approximately 1.6% resulted during the first nine months of the year from positions in the South African rand versus the U.S. dollar. During January and February, long rand positions declined amid expectations for weaker gold prices caused by improvements in the global economy. During April, long South African rand positions versus the U.S. dollar experienced losses as the U.S. dollar?s value moved higher amid economic optimism. During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. During July, the U.S. dollar?s upward reversal prompted by upbeat market sentiment. During August, long rand positions experienced further losses as the rand?s value moved lower due to a reduction in interest rates by the South Africa Reserve Bank. A portion of the Partnership?s overall losses for the year was offset by gains primarily during the fourth quarter of approximately 6.5%, 2.3%, and 2.2%, respectively, achieved from long positions in the euro, Swiss franc, and Polish zloty versus the U.S. dollar. The U.S. dollar?s value trended lower throughout the quarter amid rising oil prices, reports of weaker-than-expected economic data, growing U.S. Current-Account deficits, and the investment community?s perception that the Bush Administration would not move to intervene in the U.S. dollar?s decline. Additional gains of approximately 2.7% and 2.2%, respectively, resulted from long positions in the Brazilian real and New Zealand dollar versus the U.S. dollar as both foreign currencies benefited from a weaker U.S. dollar during the fourth quarter. Additionally, the New Zealand dollar?s value moved higher as it was propelled by stronger gold prices.

The Partnership recorded total trading results including interest income totaling $23,762,595 and expenses totaling $9,826,003, resulting in net income of $13,936,592 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $6,995.32 at December 31, 2002 to $7,943.73 at December 31, 2003. Total redemptions for the year were $9,336,278 and the Partnership?s ending capital was $112,442,209 at December 31, 2003, an increase of $4,600,314 from ending capital at December 31, 2002 of $107,841,895.

The most significant trading gains of approximately 12.1% were recorded from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value weakened throughout a majority of the year. Fears of a military conflict with Iraq, skepticism regarding the likelihood of a U.S. economic recovery and fears of a potential terrorist attack resulted in gains from long euro positions during January, April, and May. A confluence of factors during December including concerns regarding U.S. budget
       and trade deficits, a dip in consumer confidence, an
outbreak of Mad Cow Disease in the U.S., and continued fears of a potential terrorist attack forced the U.S. dollar to retreat further and the euro to climb. Additional gains of approximately 8.9% resulted from long positions in the Australian dollar versus the U.S. dollar as the Australian currency strengthened during April, May, and June and again during November and December in response to continued weakness in the U.S. dollar, higher interest rates in Australia relative to those in the U.S., and higher gold prices. Gains of approximately 3.9% were provided from long positions in the South African rand versus the U.S. dollar during April and December due to significant interest rate differentials between the two countries, economic concerns regarding U.S. budget and trade deficits, and fears of a potential terrorist attack. Smaller profits of approximately 2.5% were experienced from long positions in the New Zealand dollar versus the U.S. dollar primarily during November as the U.S. dollar?s value tumbled to a six-year low versus the New Zealand currency. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 3.2% from positions in the British pound versus the U.S. dollar as the value of the pound strengthened during April and May amid expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound?s value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged again, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K.?s entry prospects into the European Monetary Union. Additional losses of approximately 2.4% resulted from short positions in the Swiss franc versus the U.S. dollar during September as the U.S. dollar?s value declined amid concerns about the strength of the U.S. economy and the potential impact of a statement by the G-7 nations supporting ?more flexible exchange rates.? The G-7 nations consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the
Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

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

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity broker informs the Partnership, as with all its customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partner-ship?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation
       Reform Act of 1995 (set forth in Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The
Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100.  VaR
typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net
Assets by primary market risk category at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Partnership?s total capital-ization was approximately $65 million and $95 million, respectively.

Primary Market 	December 31, 2005	  December 31, 2004
Risk Category	  	  Value at Risk	    Value at Risk

Currency		           (2.42)% 			   (4.13)%


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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category        High        Low
Average
Currency						(4.03)%	 (2.42)%
(3.06)%

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


The VaR tables provided present the results of the Partnership?s VaR for its market risk exposure at December 31, 2004, and for the four quarter-end reporting periods during the calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at December 31, 2005.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately
100% of the Partnership?s net asset value. A decline in short-term interest


       rates would result in a decline in the Partnership?s
cash management income. This cash flow risk is not considered to be material.

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

       Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at December 31, 2005. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at December 31, 2005 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.
 Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At December 31, 2005, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
At December 31, 2005, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter	Total Trading Results         Net	        Net
Income/
Ended	   including interest income   Income/(Loss)  (Loss) Per
Unit

2005
March 31 		$(17,263,211)		$(18,906,043)
$(1,457.35)
June 30	    	   8,298,340	   	   6,938,897
556.87
September 30	  (4,722,218)	  	  (6,025,094)
(495.79)
December 31	   1,124,867	 	     (42,610)
(11.26)

Total			$(12,562,222)		$(18,034,850)
$(1,407.53)


2004
March 31 		$ (7,593,091)		$ (9,340,989)	    $
(666.84)
June 30	    	  (9,397,742)	   	 (10,864,129)
(782.90)
September 30	  (7,832,253)	  	  (9,332,773)
(687.70)
December 31	  21,277,548	 	  19,573,426
1,481.22

Total			$ (3,545,538)		$ (9,964,465)	    $
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

(b)	There have been no material changes during the period
covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

       Management assessed the effectiveness of the
Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.





       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership. The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures

       Department for nineteen years.  Throughout his career,
Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in


       Southern California.  Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client
Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global

       Wealth Management Group.  Mr. Ketterer joined Morgan
Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and


       the Commodities Exchange Trading Floor.  Additional
work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has

       determined that Mr. Kevin Perry is the audit committee financial expert.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	    MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At
December 31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2005,
Demeter owned 115.479 Units of general partnership interest, representing a 1.05 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-
K.  In
its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $2,714,539 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual
Report to the Limited Partners for the year ended December 31, 2005.

(1) 	Audit Fees.  The aggregate fees for professional
services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $29,042 for the year ended December 31, 2005 and $29,742 for the year ended December 31, 2004.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte &
Touche LLP any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following Financial Statements and report of
independent registered public accounting firm, all
appearing in the accompanying Annual Report to Limited
Partners for the year ended December 31, 2005, are
incorporated by reference to Exhibit 13.01 of this Form
10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2005 and
2004.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2005, 2004, and 2003.

  -  Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended
December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No Financial Statement schedules are required to be filed with this report.

3.	Exhibits
	For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				    DEAN WITTER CORNERSTONE FUND IV
				    (Registrant)

				    BY:	Demeter Management Corporation,
						General Partner

March 31, 2006		    BY:/s/	Jeffrey A. Rothman
           	   	               	Jeffrey A. Rothman,
						President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan   	             		March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                  	March 31, 2006
	    	Kevin Perry, Chief Financial Officer





      	EXHIBIT INDEX
Item

3.01	Limited Partnership Agreement of the Partnership, dated as
of December 11, 1986, is incorporated by reference to
Exhibit 3.01  of the Partnership's Annual Report on Form 10-
K for the fiscal year ended December 31, 1987 (File No. 0-
15442).

10.01    Management Agreement among the Partnership, Demeter, and John
W. Henry & Company, Inc., dated as of May 1, 1987, is incorporated by reference to Exhibit 10.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15442).

10.01(a)	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.1 of the Partnership?s Form 8-K (File No. 0-15442) filed with the
Securities and Exchange Commission on January 3, 2001.

10.02	Management Agreement among the Partnership, Demeter, and
Sunrise Capital Management, Inc. (formerly, Sunrise
Commodities Management Inc.) dated as of May 1, 1987, is incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15442).

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

10.07	Securities Account Control Agreement among the Partnership,
Morgan Stanley & co. Incorporated, and Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-15442) filed with the Securities and Exchange Commission on November
13, 2001.

13.01	December 31, 2005 Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management Corporation,
the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management Corporation,
the general partner of the Partnership pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Cornerstone
                  Funds

       December 31, 2005
       Annual Report


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
                        (8 mos.)
---------------------------------------------------------------------------------------------------------------------------------

                   INCEPTION-  COMPOUND
                    TO-DATE   ANNUALIZED
             2005    RETURN     RETURN
FUND          %        %          %
----------------------------------------
Cornerstone
 Fund II... (19.4)   285.0       6.6
----------------------------------------
Cornerstone
 Fund III.. (6.1)    306.3       6.9
----------------------------------------
Cornerstone
 Fund IV... (19.3)   503.1       10.1

----------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
2005

Dear Limited Partner:
 This marks the twenty-first annual report for Cornerstone Funds II and III and the nineteenth annual report for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds ("Fund(s)") as of December 31, 2005 was as follows:

                                                                       % CHANGE
FUNDS                                                         N.A.V.   FOR YEAR
-------------------------------------------------------------------------------
Cornerstone Fund II                                          $3,753.50  (19.4)%
-------------------------------------------------------------------------------
Cornerstone Fund III                                         $3,961.07   (6.1)%
-------------------------------------------------------------------------------
Cornerstone Fund IV                                          $5,879.98  (19.3)%
-------------------------------------------------------------------------------

 Since their inception in 1985, Cornerstone Funds II and III have increased by 285.0% (a compound annualized return of 6.6%) and 306.3% (a compound annualized return of 6.9%), respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 503.1% (a compound annualized return of 10.1%).

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

DEAN WITTER CORNERSTONE FUND II

                                    [CHART]

                              Year ended December 31, 2005
                              ----------------------------
Currencies                             -13.99%
Interest Rates                          -4.00%
Stock Indices                            3.13%
Energies                                -4.95%
Metals                                  -0.10%
Agriculturals                           -1.11%

Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the currency markets, primarily during the first and third quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, euro, Swiss franc, and Singapore dollar, recorded losses after the U.S. dollar's value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar's value rose in response to positive sentiment for the Bush Administration's budget proposal. Relaxed speculation that China would re-value its currency also boosted the U.S. dollar. Additional losses were recorded from newly established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, euro, and Swiss franc.
   In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates. During August, long U.S. dollar positions against the British pound, Swiss franc, euro, and Singapore dollar, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower

DEAN WITTER CORNERSTONE FUND II
 durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Swiss franc, euro, and Norwegian krone, held during September also recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany's incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional sector losses were experienced from long positions in the New Zealand and Australian dollars.

.. In the energy markets, losses were recorded during the second and fourth quarter from positions in natural gas, crude oil and its related products. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas, crude oil and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply disruptions. News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, thus resulting in additional losses for short positions. During October, long futures positions in natural gas, crude oil and its related products experienced losses after prices reversed lower amid a decline in energy consumption, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region resumed operations at full capacity. Prices continued to decline during the month as supply worries eased on signs of adequate fuel stocks in the U.S. During December, long futures positions in natural gas recorded losses as prices reversed sharply lower due to weak demand, mild weather in Europe and the U.S., and the release of U.S. government data which showed a smaller-than-expected decline in supplies. Elsewhere in the energy markets, short futures positions in crude oil and its related

DEAN WITTER CORNERSTONE FUND II
 products also experienced losses after December prices finished higher on news of a rebound in energy demand. Pushing crude oil prices further upwards was a bullish energy outlook for 2006 from the Energy Information Administration.

.. Additional losses were incurred in the global interest rate markets during February from long positions in Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Newly established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets. During the third quarter, losses stemmed from positions in U.S and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July also contributed to higher prices.

.. Losses recorded in the agricultural markets stemmed from positions in cocoa futures as prices traded without consistent direction throughout much of the year. Additional losses resulted from long futures positions in corn and wheat during the second quarter after prices fell amid favorable weather in U.S. growing regions, and reduced foreign demand. During the fourth quarter, short futures positions in corn recorded losses after prices advanced on reports of strong demand and news of weaker-than-expected supplies.

.. Smaller losses resulted in metals during the first and second quarter primarily from positions in precious metals as prices in these markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand.

DEAN WITTER CORNERSTONE FUND II



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded in the global stock indices during the third and fourth quarter. During the third quarter, long positions in European and Pacific Rim stock index futures benefited as prices rose amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive economic comments from Bank of Japan Governor Toshihiko Fukui, improving business sentiment and a sustained upturn in consumer spending. Additional gains resulted from long positions in European stock index futures as prices increased due to a decline in oil prices. During the fourth quarter, long positions in European and Japanese stock index futures supplied gains as prices increased, largely in response to falling energy prices, strong corporate earnings from each respective region, positive economic data out of the U.S., and anticipation that a strong holiday shopping season would improve the retail sectors for both economies. European stock markets also found support from the possibility of an end to U.S. interest rate increases. Strong market optimism for continued improvements in the Japanese economy during 2006 also benefited prices.

DEAN WITTER CORNERSTONE FUND III

                                    [CHART]

                              Year ended December 31, 2005
                              ----------------------------
Currencies                              -6.55%
Interest Rates                          -3.58%
Stock Indices                            1.82%
Energies                                -0.20%
Metals                                   4.34%
Agriculturals                           -0.92%

Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the currency markets primarily during the first quarter and in August. During January, long positions in a variety of foreign currencies, primarily the euro, South African rand, and both the New Zealand and Australian dollars, recorded losses after the U.S. dollar's value reversed sharply higher amid positive U.S. economic data and speculation for higher U.S. interest rates. The U.S. dollar's value also advanced during January in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan for the foreseeable future. During February, losses stemmed from short positions in the euro and South African rand against the U.S. dollar as the U.S. dollar weakened due to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further during the remainder of the month due to a larger-than-expected drop in economic indicators and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. Short European currency positions resulted in losses during early March as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long European currency positions, as well as from existing long positions in the British pound, versus the U.S. dollar. During August, losses were recorded from long

DEAN WITTER CORNERSTONE FUND III

 U.S. dollar positions against the British pound and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan.

.. Losses were recorded in the global interest rate markets primarily during February and July from long positions in U.S. interest rate futures. During February, prices reversed lower after positive economic data reduced investor demand for fixed-income investments. Prices fell further during July following a rise in interest rates and after the U.S. Labor Department released its June employment report. Smaller losses were incurred during November from short positions in U.S. interest rate futures after prices moved higher early in the month on strong demand at government debt auctions and then advanced again later in the month on reduced inflation fears and speculation that the U.S. Federal Reserve would potentially end its cycle of hiking interest rates in early 2006.

.. In the agricultural markets, losses were experienced during the second and third quarter from long futures positions in soybeans, its related products, and corn after prices moved lower on news of greater crop yields. During July and August, losses resulted from long futures positions in corn after prices declined from heavy rainfall in U.S. growing regions and forecasts for growth in supply increases.

.. In the energy markets, losses occurred primarily during the second quarter from positions in crude oil and its related products. During April, long futures positions in crude oil and its related products recorded losses as prices reversed lower amid greater refinery production and slower growth in demand. Losses also resulted from long positions in natural gas futures as prices declined with crude oil prices. Short crude oil futures positions also experienced losses during May after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed lower on news of rising supplies and solid refinery output.

DEAN WITTER CORNERSTONE FUND III



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains achieved in the metals markets resulted primarily during the fourth quarter from long futures positions in copper, aluminum, and zinc, as prices increased on news of consistently strong demand from India, China, and the Middle East, and news of weak global supplies.

.. Gains resulted in the global stock indices sector primarily during the third quarter from long positions in European and Pacific Rim stock index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Additional gains resulted during September from long positions in European stock index futures.

                      This page intentionally left blank.

DEAN WITTER CORNERSTONE FUND IV

                                    [CHART]

                              Year ended December 31, 2005
                              ----------------------------
Australian dollar                       -3.30%
British pound                          -10.12%
Euro                                    -2.58%
Japanese yen                            11.85%
Swiss franc                              1.13%
Minor Currencies                       -14.78%

Note: Includes trading results and commissions but does not include other fees or interest income.
      Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, Czech koruna and Norwegian krone.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
..  Losses resulted from positions in European currencies against the U.S.
   dollar. Early during the first quarter, losses resulted from long positions in the British pound, euro, Norwegian krone, Czech koruna, and Polish zloty versus the U.S. dollar after the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar's value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar's value weakened in response to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound's value declined after British Prime Minister Tony Blair's Labour Party won

DEAN WITTER CORNERSTONE FUND IV
 re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced additional losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. During the fourth quarter, long British pound positions versus the U.S. dollar incurred further losses as the pound's value weakened after the Bank of England indicated that a cut in its interest rates would likely take place in March of 2006. Short positions in European currencies, particularly the euro, Norwegian krone, and Czech koruna, versus the U.S. dollar also experienced losses as their values moved higher in response to a rise in the Euro-Zone Organization for Economic Cooperation & Development's leading indicator of 106 in August from a July figure of 105.5. European currency values also moved higher with the euro, which was boosted by expectations that the European Central Bank might raise interest rates next year.

.. Additional losses were recorded from positions in the South African rand and both the Australian and New Zealand dollars (collectively the "Commodity Currencies"). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the Commodity Currencies values traded counter to the U.S. dollar. During the second quarter, long positions in the Australian dollar versus the U.S. dollar incurred losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the Australian and New Zealand dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar against the U.S. dollar lower were fears for an economic slow-down in New Zealand during 2006. During October, long positions in the Commodity Currencies versus the U.S. dollar resulted in losses as their values weakened in response to volatile gold prices. The Australian dollar was also

DEAN WITTER CORNERSTONE FUND IV
 pressured lower after the Reserve Bank of Australia kept its overnight interest rate unchanged. During November, short positions in the South African rand and Australian dollar incurred losses as their values reversed higher on stronger gold prices. Finally, during December long positions in both the New Zealand and Australian dollars experienced losses amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand.

.. Losses were also experienced from positions in the Singapore dollar versus the U.S. dollar, primarily during the first quarter. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar's value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to losses.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates. Short Japanese yen positions held during the second quarter also recorded profits as the yen's value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar's value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July following the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions profited after the yen's value declined in the wake of weak Japanese economic data. During the fourth quarter, short Japanese yen positions continued to record gains as the yen's value trended lower against the U.S. dollar after the potential for higher U.S. interest rates continued to bolster the value of the U.S. dollar. The Japanese yen was also pulled lower on investor sentiment that future action by the Chinese government regarding further Chinese yuan re-valuation was farther away than previously expected.

DEAN WITTER CORNERSTONE FUND IV

.. Additional gains resulted during the second quarter from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short franc positions continued to profit as its value declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnerships and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnerships modified their classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF FINANCIAL CONDITION

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2005       2004
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                        11,242,503 14,047,174
 Restricted cash                                           1,213,808  2,632,103
                                                          ---------- ----------
  Total Cash                                              12,456,311 16,679,277
                                                          ---------- ----------

 Net unrealized gain on open contracts (MS&Co.)              344,900  2,020,502
 Net unrealized gain (loss) on open contracts (MSIL)         173,143     (9,769)
                                                          ---------- ----------
  Total net unrealized gain on open contracts                518,043  2,010,733
                                                          ---------- ----------
  Total Trading Equity                                    12,974,354 18,690,010
Interest receivable (Morgan Stanley DW)                       35,476     27,129
Due from Morgan Stanley DW                                    11,710     62,388
                                                          ---------- ----------
  Total Assets                                            13,021,540 18,779,527
                                                          ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                          333,219     57,887
Accrued management fees                                       37,886     54,665
Accrued administrative expenses                               32,208     37,292
                                                          ---------- ----------
  Total Liabilities                                          403,313    149,844
                                                          ---------- ----------
PARTNERS' CAPITAL
Limited Partners (3,261.160 and 3,898.182 Units,
 respectively)                                            12,240,749 18,161,153
General Partner (100.567 Units)                              377,478    468,530
                                                          ---------- ----------
  Total Partners' Capital                                 12,618,227 18,629,683
                                                          ---------- ----------
  Total Liabilities and Partners' Capital                 13,021,540 18,779,527
                                                          ========== ==========
NET ASSET VALUE PER UNIT                                    3,753.50   4,658.88
                                                          ========== ==========

STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                   2005        2004        2003
                                                ----------  ----------  ----------
                                                    $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)               367,313     208,174     197,038
                                                ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)         833,584   1,104,683   1,373,338
 Management fees                                   506,875     672,937     843,500
 Transaction fees and costs                         48,642      83,591     106,566
 Common administrative expenses                     41,000      56,000      48,477
 Incentive fees                                     --           2,250       9,461
                                                ----------  ----------  ----------
  Total Expenses                                 1,430,101   1,919,461   2,381,342
                                                ----------  ----------  ----------

NET INVESTMENT LOSS                             (1,062,788) (1,711,287) (2,184,304)
                                                ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                       (1,007,388)   (545,606)  3,071,019
 Net change in unrealized                       (1,492,690)    712,273    (752,680)
                                                ----------  ----------  ----------
                                                (2,500,078)    166,667   2,318,339
Proceeds from Litigation Settlement                  2,209         755      --
                                                ----------  ----------  ----------
  Total Trading Results                         (2,497,869)    167,422   2,318,339
                                                ----------  ----------  ----------

NET INCOME (LOSS)                               (3,560,657) (1,543,865)    134,035
                                                ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                (3,469,605) (1,511,432)    125,757
General Partner                                    (91,052)    (32,433)      8,278

NET INCOME (LOSS) PER UNIT:
Limited Partners                                   (905.38)    (322.51)      18.14
General Partner                                    (905.38)    (322.51)      18.14

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2005       2004
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                       21,002,788 24,763,854
  Restricted cash                                          1,409,104  3,115,418
                                                          ---------- ----------
    Total Cash                                            22,411,892 27,879,272
                                                          ---------- ----------

  Net unrealized gain on open contracts (MSIL)               599,935     89,136
  Net unrealized gain on open contracts (MS&Co.)             271,196    372,392
                                                          ---------- ----------
    Total net unrealized gain on open contracts              871,131    461,528
                                                          ---------- ----------
    Total Trading Equity                                  23,283,023 28,340,800
 Interest receivable (Morgan Stanley DW)                      61,652     41,296
 Due from Morgan Stanley DW                                   41,210     15,120
                                                          ---------- ----------
    Total Assets                                          23,385,885 28,397,216
                                                          ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                         247,236    285,744
 Accrued administrative expenses                             112,360    119,670
 Accrued management fees                                      67,881     82,476
                                                          ---------- ----------
    Total Liabilities                                        427,477    487,890
                                                          ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (5,693.493 and 6,512.996 Units,
  respectively)                                           22,552,335 27,476,835
 General Partner (102.516 Units)                             406,073    432,491
                                                          ---------- ----------
    Total Partners' Capital                               22,958,408 27,909,326
                                                          ---------- ----------
    Total Liabilities and Partners' Capital               23,385,885 28,397,216
                                                          ========== ==========
 NET ASSET VALUE PER UNIT                                   3,961.07   4,218.77
                                                          ========== ==========

STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2005        2004        2003
                                                 ----------  ----------  ----------
                                                     $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)                602,016     306,275     233,160
                                                 ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)          948,366   1,084,092   1,257,269
 Management fees                                    833,891     982,868     998,731
 Common administrative expenses                      70,000      88,000      78,892
 Transaction fees and costs                          51,605      57,678      68,929
                                                 ----------  ----------  ----------
   Total Expenses                                 1,903,862   2,212,638   2,403,821
                                                 ----------  ----------  ----------

NET INVESTMENT LOSS                              (1,301,846) (1,906,363) (2,170,661)
                                                 ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                          (992,550)  6,007,562   3,641,193
 Net change in unrealized                           409,603  (2,000,462)    909,383
                                                 ----------  ----------  ----------
                                                   (582,947)  4,007,100   4,550,576
Proceeds from Litigation Settlement                  26,287      27,998      --
                                                 ----------  ----------  ----------
   Total Trading Results                           (556,660)  4,035,098   4,550,576
                                                 ----------  ----------  ----------

NET INCOME (LOSS)                                (1,858,506)  2,128,735   2,379,915
                                                 ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                 (1,832,088)  2,097,010   2,339,613
General Partner                                     (26,418)     31,725      40,302

NET INCOME (LOSS) PER UNIT:
Limited Partners                                    (257.70)     309.46      317.10
General Partner                                     (257.70)     309.46      317.10

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2005       2004
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                       64,125,073 89,655,633
  Restricted cash                                             --         12,902
                                                          ---------- ----------
    Total Cash                                            64,125,073 89,668,535

  Net unrealized gain on open contracts (MS&Co.)           1,973,887  6,347,857
                                                          ---------- ----------
    Total Trading Equity                                  66,098,960 96,016,392
 Interest receivable (Morgan Stanley DW)                     170,317    122,840
 Due from Morgan Stanley DW                                   55,750     32,362
                                                          ---------- ----------
    Total Assets                                          66,325,027 96,171,594
                                                          ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                       1,232,662    801,350
 Accrued management fees                                     193,125    280,141
 Accrued administrative expenses                             110,888    123,214
                                                          ---------- ----------
    Total Liabilities                                      1,536,675  1,204,705
                                                          ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (10,902.992 and 12,873.981 Units,
  respectively)                                           64,109,338 93,819,259
 General Partner (115.479 and 157.479 Units,
  respectively)                                              679,014  1,147,630
                                                          ---------- ----------
    Total Partners' Capital                               64,788,352 94,966,889
                                                          ---------- ----------
    Total Liabilities and Partners' Capital               66,325,027 96,171,594
                                                          ========== ==========
 NET ASSET VALUE PER UNIT                                   5,879.98   7,287.51
                                                          ========== ==========

STATEMENTS OF OPERATIONS


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                     2005        2004        2003
                                                 -----------  ----------  ----------
                                                      $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)               1,848,451     969,606     858,078
                                                 -----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)         2,714,539   2,978,359   3,456,636
 Management fees                                   2,619,089   3,269,250   3,904,764
 Common administrative expenses                      139,000     178,000     156,630
 Incentive fees                                       --          (6,682)  2,307,973
                                                 -----------  ----------  ----------
   Total Expenses                                  5,472,628   6,418,927   9,826,003
                                                 -----------  ----------  ----------

NET INVESTMENT LOSS                               (3,624,177) (5,449,321) (8,967,925)
                                                 -----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                        (10,036,703) (7,816,724) 26,693,128
 Net change in unrealized                         (4,373,970)  3,301,580  (3,788,611)
                                                 -----------  ----------  ----------
   Total Trading Results                         (14,410,673) (4,515,144) 22,904,517
                                                 -----------  ----------  ----------

NET INCOME (LOSS)                                (18,034,850) (9,964,465) 13,936,592
                                                 ===========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                 (17,820,295) (9,861,124) 13,766,843
General Partner                                     (214,555)   (103,341)    169,749

NET INCOME (LOSS) PER UNIT:
Limited Partners                                   (1,407.53)    (656.22)     948.41
General Partner                                    (1,407.53)    (656.22)     948.41

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital, December 31,
2002                               4,731.158  22,899,223   582,685  23,481,908
Net income                             --        125,757     8,278     134,035
Redemptions                         (304.802) (1,476,534)  (90,000) (1,566,534)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2003                               4,426.356  21,548,446   500,963  22,049,409
Net loss                               --     (1,511,432)  (32,433) (1,543,865)
Redemptions                         (427.607) (1,875,861)    --     (1,875,861)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2004                               3,998.749  18,161,153   468,530  18,629,683
Net loss                               --     (3,469,605)  (91,052) (3,560,657)
Redemptions                         (637.022) (2,450,799)    --     (2,450,799)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2005                  3,361.727  12,240,749   377,478  12,618,227
                                   =========  ==========  ========  ==========

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital, December 31,
2002                               7,750.175  27,329,760   510,464  27,840,224
Net income                             --      2,339,613    40,302   2,379,915
Redemptions                         (588.606) (2,073,369) (150,000) (2,223,369)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2003                               7,161.569  27,596,004   400,766  27,996,770
Net income                             --      2,097,010    31,725   2,128,735
Redemptions                         (546.057) (2,216,179)    --     (2,216,179)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2004                               6,615.512  27,476,835   432,491  27,909,326
Net loss                               --     (1,832,088)  (26,418) (1,858,506)
Redemptions                         (819.503) (3,092,412)    --     (3,092,412)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2005                  5,796.009  22,552,335   406,073  22,958,408
                                   =========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                 UNITS OF
                                PARTNERSHIP   LIMITED     GENERAL
                                 INTEREST     PARTNERS    PARTNER      TOTAL
                                ----------- -----------  ---------  -----------
                                                 $           $           $
Partners' Capital,
December 31, 2002               15,416.291  106,345,673  1,496,222  107,841,895
Net income                          --       13,766,843    169,749   13,936,592
Redemptions                     (1,261.461)  (8,921,278)  (415,000)  (9,336,278)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003               14,154.830  111,191,238  1,250,971  112,442,209
Net loss                            --       (9,861,124)  (103,341)  (9,964,465)
Redemptions                     (1,123.370)  (7,510,855)     --      (7,510,855)
                                ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2004                        13,031.460   93,819,259  1,147,630   94,966,889
Net loss                            --      (17,820,295)  (214,555) (18,034,850)
Redemptions                     (2,012.989) (11,889,626)  (254,061) (12,143,687)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2005               11,018.471   64,109,338    679,014   64,788,352
                                ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2005        2004        2003
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            (3,560,657) (1,543,865)    134,035
Noncash item included in net income (loss):
 Net change in unrealized                     1,492,690    (712,273)    752,680
(Increase) decrease in operating assets:
 Restricted cash                              1,418,295     312,473    (416,702)
 Interest receivable (Morgan Stanley DW)         (8,347)    (14,057)      5,244
 Due from Morgan Stanley DW                      50,678         311      44,537
Decrease in operating liabilities:
 Accrued management fees                        (16,779)    (10,248)     (4,588)
 Accrued administrative expenses                 (5,084)     (8,679)     (4,575)
 Accrued incentive fees                          --          --         (40,483)
                                             ----------  ----------  ----------
Net cash provided by (used for) operating
 activities                                    (629,204) (1,976,338)    470,148
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid from redemptions of Units          (2,175,467) (1,959,376) (1,661,824)
                                             ----------  ----------  ----------
Net cash used for financing activities       (2,175,467) (1,959,376) (1,661,824)
                                             ----------  ----------  ----------
Net decrease in unrestricted cash            (2,804,671) (3,935,714) (1,191,676)

Unrestricted cash at beginning of period     14,047,174  17,982,888  19,174,564
                                             ----------  ----------  ----------

Unrestricted cash at end of period           11,242,503  14,047,174  17,982,888
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2005        2004        2003
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            (1,858,506)  2,128,735   2,379,915
Noncash item included in net income (loss):
 Net change in unrealized                      (409,603)  2,000,462    (909,383)
(Increase) decrease in operating assets:
 Restricted cash                              1,706,314     783,002  (2,285,909)
 Interest receivable (Morgan Stanley DW)        (20,356)    (25,003)      5,301
 Due from Morgan Stanley DW                     (26,090)    (15,120)    264,529
Increase (decrease) in operating
 liabilities:
 Accrued administrative expenses                 (7,310)    (29,848)      4,501
 Accrued management fees                        (14,595)        231         384
                                             ----------  ----------  ----------
Net cash provided by (used for) operating
 activities                                    (630,146)  4,842,459    (540,662)
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid from redemptions of Units          (3,130,920) (2,049,540) (2,248,481)
                                             ----------  ----------  ----------
Net cash used for financing activities       (3,130,920) (2,049,540) (2,248,481)
                                             ----------  ----------  ----------
Net increase (decrease) in unrestricted cash (3,761,066)  2,792,919  (2,789,143)

Unrestricted cash at beginning of period     24,763,854  21,970,935  24,760,078
                                             ----------  ----------  ----------

Unrestricted cash at end of period           21,002,788  24,763,854  21,970,935
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2005         2004         2003
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        (18,034,850)  (9,964,465)  13,936,592
Noncash item included in net income
 (loss):
 Net change in unrealized                  4,373,970   (3,301,580)   3,788,611
(Increase) decrease in operating assets:
 Restricted cash                              12,902      (12,902)      --
 Interest receivable (Morgan Stanley DW)     (47,477)     (61,319)      18,628
 Due from Morgan Stanley DW                  (23,388)     (32,362)      --
Increase (decrease) in operating
 liabilities:
 Accrued management fees                     (87,016)     (50,454)       8,868
 Accrued administrative expenses             (12,326)     (53,805)       7,863
 Accrued incentive fees                       --           (6,682)  (1,493,339)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                    (13,818,185) (13,483,569)  16,267,223
                                         -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid from redemptions of Units      (11,712,375)  (7,276,887)  (9,411,443)
                                         -----------  -----------  -----------
Net cash used for financing activities   (11,712,375)  (7,276,887)  (9,411,443)
                                         -----------  -----------  -----------
Net increase (decrease) in unrestricted
 cash                                    (25,530,560) (20,760,456)   6,855,780

Unrestricted cash at beginning of period  89,655,633  110,416,089  103,560,309
                                         -----------  -----------  -----------

Unrestricted cash at end of period        64,125,073   89,655,633  110,416,089
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE II

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $12,618,227                                 $              %              $               %
Commodity                                                               98,649         0.78         (112,434)        (0.89)
Equity                                                                  59,908         0.48            --              --
Foreign currency                                                       (47,986)       (0.38)         322,181          2.56
Interest rate                                                            3,713         0.03          (34,872)        (0.28)
                                                                     ---------        -----         --------         -----
  Grand Total:                                                         114,284         0.91          174,875          1.39
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $18,629,683
Commodity                                                              257,829         1.38          247,455          1.33
Equity                                                                  52,788         0.28         (116,000)        (0.62)
Foreign currency                                                     1,392,929         7.48*           --              --
Interest rate                                                          (37,755)       (0.20)         (10,321)        (0.06)
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       1,665,791         8.94          121,134          0.65
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $12,618,227                                $
Commodity                                                             (13,785)
Equity                                                                 59,908
Foreign currency                                                      274,195
Interest rate                                                         (31,159)
                                                                    ---------
  Grand Total:                                                        289,159

  Unrealized Currency Gain                                            228,884
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      518,043
                                                                    =========

2004 PARTNERSHIP NET ASSETS: $18,629,683
Commodity                                                             505,284
Equity                                                                (63,212)
Foreign currency                                                    1,392,929
Interest rate                                                         (48,076)
                                                                    ---------
  Grand Total:                                                      1,786,925

  Unrealized Currency Gain                                            223,808
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    2,010,733
                                                                    =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE III

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTACTS:                                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                                     --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $22,958,408                                 $              %              $               %
Commodity                                                             873,591          3.81          (10,356)        (0.05)
Equity                                                                (15,962)        (0.07)           --              --
Foreign currency                                                     (196,636)        (0.86)         330,718          1.44
Interest rate                                                          10,772          0.05           41,064          0.18
                                                                     --------         -----         --------         -----
  Grand Total:                                                        671,765          2.93          361,426          1.57
                                                                     ========         =====         ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $27,909,326
Commodity                                                             196,582          0.70           26,779          0.09
Equity                                                                358,469          1.29            --               --
Foreign currency                                                      165,230          0.59         (371,243)        (1.33)
Interest rate                                                         125,718          0.45           71,812          0.26
                                                                     --------         -----         --------         -----
  Grand Total:                                                        845,999          3.03         (272,652)        (0.98)
                                                                     ========         =====         ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTACTS:                                      GAIN/(LOSS)
-----------------------------                                     --------------
2005 PARTNERSHIP NET ASSETS: $22,958,408                                $
Commodity                                                             863,235
Equity                                                                (15,962)
Foreign currency                                                      134,082
Interest rate                                                          51,836
                                                                    ---------
  Grand Total:                                                      1,033,191

  Unrealized Currency Loss                                           (162,060)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      871,131
                                                                    =========

2004 PARTNERSHIP NET ASSETS: $27,909,326
Commodity                                                             223,361
Equity                                                                358,469
Foreign currency                                                     (206,013)
Interest rate                                                         197,530
                                                                    ---------
  Grand Total:                                                        573,347

  Unrealized Currency Loss                                           (111,819)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      461,528
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE IV

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED PERCENTAGE OF SHORT UNREALIZED PERCENTAGE OF
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)    NET ASSETS     GAIN/(LOSS)     NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $64,788,352                                 $              %              $               %
Foreign currency                                                      (325,055)       (0.50)       2,298,942         3.55
                                                                     ---------        -----        ---------         ----
  Grand Total:                                                        (325,055)       (0.50)       2,298,942         3.55
                                                                     =========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

2004 PARTNERSHIP NET ASSETS: $94,966,889
Foreign currency                                                     6,231,832         6.56*         116,025         0.12
                                                                     ---------        -----        ---------         ----
  Grand Total:                                                       6,231,832         6.56          116,025         0.12
                                                                     =========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $64,788,352                                $
Foreign currency                                                    1,973,887
                                                                    ---------
  Grand Total:                                                      1,973,887

  Unrealized Currency Gain/(Loss)                                       --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,973,887
                                                                    =========
2004 PARTNERSHIP NET ASSETS: $94,966,889
Foreign currency                                                    6,347,857
                                                                    ---------
  Grand Total:                                                      6,347,857

  Unrealized Currency Gain/(Loss)                                      --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    6,347,857
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

  The Partnerships' functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees, and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partnership during the month in which such expenses are incurred. In addition, the Partnerships incur a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

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

LITIGATION SETTLEMENT. On February 27, 2002, Cornerstone II and Cornerstone III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and each Partnership received settlement award payments in the amount of $76,613 and $2,842,492, respectively, during August 2002, $755 and $27,998, respectively, during July 2004 and $2,209 and $26,287, respectively, during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income
(loss).

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

--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2005 were as follows:

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


INCENTIVE FEE. Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Cornerstone IV, which pays incentive fee at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards, and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs, and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (if earned through a redemption date) is paid on that redemption to the trading manager in the month of such redemption.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


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

CORNERSTONE II

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2005  239,383    278,660   518,043 Dec. 2006 Mar. 2006
             2004  622,026  1,388,707 2,010,733 Dec. 2005 Mar. 2005

CORNERSTONE III

                     NET UNREALIZED GAINS /
                   (LOSSES) ON OPEN CONTRACTS  LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2005  730,649   140,482  871,131 Jun. 2007 Mar. 2006
              2004  664,621  (203,093) 461,528 Jun. 2006 Mar. 2005

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


CORNERSTONE IV

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2005    --     1,973,887 1,973,887    --     Mar. 2006
             2004    --     6,347,857 6,347,857    --     Mar. 2005

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and/or MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and/or MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2005 and 2004 respectively, $12,695,694 and $17,301,303 for Cornerstone II and $23,142,541 and $28,543,893 for Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                     $4,658.88
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        99.05
   Expenses                                                             (385.64)
   Realized Loss                                                        (216.88)
   Unrealized Loss                                                      (402.51)
   Proceeds from Litigation Settlement                                     0.60
                                                                      ---------
   Net Loss                                                             (905.38)
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2005:                                   $3,753.50
                                                                      =========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (7.5)%
   Expenses before Incentive Fees                                        10.0 %
   Expenses after Incentive Fees                                         10.0 %
   Net Loss                                                             (25.0)%
TOTAL RETURN BEFORE INCENTIVE FEES                                      (19.4)%
TOTAL RETURN AFTER INCENTIVE FEES                                       (19.4)%

INCEPTION-TO-DATE RETURN                                                285.0 %
COMPOUND ANNUALIZED RETURN                                                6.6 %

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE III

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                     $4,218.77
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        96.39
   Expenses                                                             (304.82)
   Realized Loss                                                        (119.06)
   Unrealized Gain                                                        65.58
   Proceeds from Litigation Settlement                                     4.21
                                                                      ---------
   Net Loss                                                             (257.70)
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2005:                                   $3,961.07
                                                                      =========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (5.5)%
   Expenses before Incentive Fees                                         8.1 %
   Expenses after Incentive Fees                                          8.1 %
   Net Loss                                                              (7.9)%
TOTAL RETURN BEFORE INCENTIVE FEES                                       (6.1)%
TOTAL RETURN AFTER INCENTIVE FEES                                        (6.1)%

INCEPTION-TO-DATE RETURN                                                306.3 %
COMPOUND ANNUALIZED RETURN                                                6.9 %

CORNERSTONE IV

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                     $ 7,287.51
                                                                      ----------
NET OPERATING RESULTS:
   Interest Income                                                        151.80
   Expenses                                                              (449.43)
   Realized Loss                                                         (750.70)
   Unrealized Loss                                                       (359.20)
                                                                      ----------
   Net Loss                                                            (1,407.53)
                                                                      ----------
NET ASSET VALUE, DECEMBER 31, 2005:                                   $ 5,879.98
                                                                      ==========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                    (4.9)%
   Expenses before Incentive Fees                                          7.4 %
   Expenses after Incentive Fees                                           7.4 %
   Net Loss                                                              (24.5)%
TOTAL RETURN BEFORE INCENTIVE FEES                                       (19.3)%
TOTAL RETURN AFTER INCENTIVE FEES                                        (19.3)%

INCEPTION-TO-DATE RETURN                                                 503.1 %
COMPOUND ANNUALIZED RETURN                                                10.1 %

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