Form 10-Q
period 2006-03-31
WITTER DEAN CORNERSTONE FUND IV
filed 2006-05-10
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or

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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
  See definition of ?accelerated filer
and large accelerated filer? in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> DEAN WITTER CORNERSTONE FUND IV

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-30

Item 4.	Controls and Procedures	..31


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	32

Item 5.	Other Information	32

Item 6.	Exhibits 	33


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
	       2006      	    2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	56,430,201	64,125,073
	Restricted cash	    2,135,544	         ?

	     Total cash	58,565,745	 64,125,073

	Net unrealized gain (loss) on open contracts (MS & Co.)   	   (2,135,544)       	     1,973,887

		Total Trading Equity    	 56,430,201     	 66,098,960

Interest receivable (Morgan Stanley DW)	177,028	170,317
Due from Morgan Stanley DW	         87,900	          55,750

	     Total Assets	   56,695,129             	      66,325,027

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,257,381	1,232,662
Accrued management fees	164,995	193,125
Accrued administrative expenses	      125,220	         110,888

	     Total Liabilities	    1,547,596	     1,536,675

Partners? Capital

Limited Partners (10,299.342 and
  10,902.992 Units, respectively)	54,567,497	 64,109,338
General Partner (109.479 and
   115.479 Units, respectively)	       580,036	        679,014

	     Total Partners? Capital	   55,147,533	  64,788,352

	     Total Liabilities and Partners? Capital	   56,695,129  	   66,325,027

NET ASSET VALUE PER UNIT	       5,298.15	     5,879.98

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	    For the Quarters Ended March 31,


                                                                         		          2006    	     2005
                                                                               	                      $		       $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		     533,970			       413,907

EXPENSES
	Management fees 	      	530,556	699,171
	Brokerage commissions (Morgan Stanley DW)		521,386	910,661
	Common administrative expenses		      37,000	        33,000

		Total Expenses	                                                        	 1,088,942	    1,642,832

NET INVESTMENT LOSS	   (554,972)	    (1,228,925)

TRADING RESULTS
Trading loss:
	Realized			(1,613,155)	(7,431,456)
	Net change in unrealized		 (4,109,431)	   (10,245,662)

		Total Trading Results                                            	  (5,722,586)	    (17,677,118)

NET LOSS 	                                                                              (6,277,558)	    (18,906,043)

NET LOSS ALLOCATION

	Limited Partners                                                  		(6,212,154)           	 (18,676,540)
	General Partner                                                   		          (65,404)	      (229,503)


NET LOSS PER UNIT

	Limited Partners                             (581.83)           	    (1,457.35)
	General Partner                               (581.83)	    (1,457.35)





	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2004	13,031.460	 93,819,259	1,147,630	94,966,889

Net Loss                                                                   ? 	  	(18,676,540)	(229,503)	(18,906,043)

Redemptions	    (325.912)	   (1,985,495)	      ?        	   (1,985,495)

Partners? Capital,
   March 31, 2005                                            12,705.548	   73,157,224	    918,127	   74,075,351



Partners? Capital,
   December 31, 2005	11,018.471	 64,109,338	  679,014	64,788,352

Net Loss                                                                   ? 	  	(6,212,154)	(65,404)	(6,277,558)

Redemptions	    (609.650)	   (3,329,687)	    (33,574) 	   (3,363,261)

Partners? Capital,
   March 31, 2006                                            10,408.821	   54,567,497	    580,036	   55,147,533










The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND IV
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(6,277,558)	(18,906,043)
Noncash item included in net loss:
       Net change in unrealized                                                    	   4,109,431	10,245,662

Increase in operating assets:
       Restricted cash	(2,135,544)	(3,884,903)
       Interest receivable (Morgan Stanley DW)	(6,711)	(20,056)
       Due from Morgan Stanley DW	(32,150)	(97,472)

Increase (decrease) in operating liabilities:
       Accrued management fees	(28,130)	(60,999)
       Accrued administrative expenses	         14,332	            25,325

Net cash used for operating activities	   (4,356,330)	    (12,698,486)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (3,338,542)	    (1,946,989)

Net cash used for financing activities	   (3,338,542)	   (1,946,989)

Net decrease in unrestricted cash	(7,694,872)	(14,645,475)

Unrestricted cash at beginning of period	   64,125,073	   89,655,633

Unrestricted cash at end of period	  56,430,201	   75,010,158







	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund IV (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Cornerstone Fund IV is a New York limited partnership organized in 1986 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II, and Dean Witter Cornerstone Fund III.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is
       DEAN WITTER CORNERSTONE FUND IV
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity broker is Morgan Stanley & Co. Incorporated (?MS & Co.?). Demeter, Morgan Stanley DW, and MS & Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

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

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2006	-	    (2,135,544)	   (2,135,544)	-	Jun. 2006
Dec. 31, 2005	-	1,973,887	1,973,887	-	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the
       results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(5,188,616) and expenses totaling $1,088,942, resulting in a net loss of $6,277,558 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $5,879.98 at December 31, 2005 to $5,298.15 at March 31,
2006.

The most significant trading losses of approximately 4.6%, 2.9%, 1.7%, and 1.4%, respectively, were experienced from short positions in the Japanese yen, Swiss franc, euro, and Norwegian krone versus the U.S. dollar as the U.S. dollar?s value reversed lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive $760 billion of U.S. dollar reserve, might move to diversify some of its assets into other currencies. European currency values also moved higher on expectations that the European Central Bank might raise interest rates. Additional losses experienced during February resulted from short Japanese yen positions against the
       U.S. dollar as the value of the yen moved higher against the dollar after the release of better-than-expected Japanese machinery orders data. The Japanese yen?s value continued higher against the U.S. dollar towards the end of February amid intense speculation that the Bank of Japan may move to tighten monetary policy in Japan. Further losses during February were incurred from long positions in the euro, Swiss franc, and Norwegian krone versus the U.S. dollar as the values of these European currencies finished lower against the dollar amid significant interest rate differentials between the United States and the European Union. During March, losses were experienced from long positions in the U.S. dollar relative to the Japanese yen as the value of the yen reversed higher after comments from U.S. Treasury Undersecretary Adams warning Japan against preventing the yen from strengthening. Further losses during March were experienced from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 0.9% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. Smaller losses of approximately 0.6% were experienced from long positions in the British pound against the U.S. dollar during February and March
       as the value of the pound reversed lower on speculation of a reduction of interest rates by the Bank of England and news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Losses of approximately 0.4% were experienced during February and March from positions in the Czech koruna versus the U.S. dollar as the value of the Czech koruna experienced short-term volatility. Finally, losses of approximately 0.2% and 0.1%, respectively, were recorded during February from long positions in the South African rand and the Australian dollar as the value of these ?commodity currencies? reversed lower amid a reduction in gold prices. Smaller losses were experienced during March from both long and short positions in the South African rand against the U.S. dollar. A portion of these losses for the quarter was offset by gains of approximately 1.8% recorded primarily during March from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar continued to trend lower on expectations for an economic slow-down in New Zealand.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(17,263,211) and expenses totaling $1,642,832, resulting in a net loss of $18,906,043 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $5,830.16 at March 31, 2005.

The most significant trading losses of approximately 7.5%, 1.8%, 1.2%, and 1.2%, respectively, were resulted from positions in the euro, Swiss franc, Norwegian krone, and Czech koruna versus the U.S. dollar. Long positions in a variety of European currencies versus the U.S. dollar experienced losses during January after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit numbers from November, and speculation for higher U.S. interest rates. Finally, the U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, losses were incurred from short European currency positions versus the U.S. dollar as the U.S. dollar?s value weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long positions versus the U.S. dollar as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 5.0%, 0.6%, and 0.3%, respectively, stemmed from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity
       Currencies?), versus the U.S. dollar as the Commodity
Currency values traded counter to the U.S. dollar, which benefited due to the aforementioned reasons. Further losses of approximately 2.7% were incurred from positions in the Singapore dollar versus the U.S. dollar, primarily during February and March. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar?s value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.2% achieved during March from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar advanced due to an increase in U.S. interest rates by the U.S. Federal Reserve.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a
       custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $55 million and $74 million, respectively.

Primary Market	        March 31, 2006	     March 31, 2005
Risk Category		   Value at Risk		Value at Risk
Currency				  (1.45)%			    (3.06)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Currency   					(4.03)%	(1.45)%	(2.66)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2006.
The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 106% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
       Section 27A of the Securities Act and Section 21E of the
Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at March 31, 2006. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2006 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions
       influence these fluctuations.  The Partnership trades a number of currencies. At March 31, 2006, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5. OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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



                        Dean Witter Cornerstone Fund IV
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2006            By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.