Form 10-Q
period 2006-06-30
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2006-08-09
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File Number 0-15442

	MORGAN STANLEY CORNERSTONE FUND IV L.P.

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

Dean Witter Cornerstone Fund IV


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


	       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.

(formerly, Dean Witter Cornerstone Fund IV)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-34

Item 4.	Controls and Procedures	..35


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	36

Item 5.	Other Information	36-37

Item 6.	Exhibits 	37


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
	       2006      	    2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	52,970,356	64,125,073
	Restricted cash	       24,727	         ?

	     Total cash	52,995,083	 64,125,073

	Net unrealized gain (loss) on open contracts (MS & Co.)        	(22,646)       	     1,973,887

		Total Trading Equity    	52,972,437      	 66,098,960

Interest receivable (Morgan Stanley DW)	171,980	170,317
Due from Morgan Stanley DW	         53,482	          55,750

	     Total Assets	    53,197,899             	      66,325,027

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	712,319	1,232,662
Accrued management fees	154,915	193,125
Accrued administrative expenses	           84,000	         110,888

	     Total Liabilities	         951,234	     1,536,675

Partners? Capital

Limited Partners (9,720.223 and
  10,902.992 Units, respectively)	51,691,057	 64,109,338
General Partner (104.479 and
   115.479 Units, respectively)	        555,608	        679,014

	     Total Partners? Capital	    52,246,665	  64,788,352

	     Total Liabilities and Partners? Capital	    53,197,899 	   66,325,027

NET ASSET VALUE PER UNIT	        5,317.89	     5,879.98

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF OPERATIONS
(Unaudited)


                             For the Three Months	                       For the Six Months
  	                  Ended June 30,     	                          Ended June 30,


                           2006   	        2005    	      2006   	    2005
                              $	           $	         $    	     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)                   	   519,040		       428,219	   1,053,010		          842,126

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	         542,813	655,006	1,064,199		1,565,667
	Management fees	                                                       481,422     	    669,437	1,011,978 		   1,368,608
	Common administrative expenses	                               44,000              35,000	        81,000	          	68,000

		   Total Expenses 	                                            1,068,235	   1,359,443	  2,157,177 		     3,002,275

NET INVESTMENT LOSS 	                                           (549,195)	      (931,224)	  (1,104,167)		  (2,160,149)

TRADING RESULTS
Trading profit (loss):
	Realized	                                                                  (1,313,733) 	(587,032)	(2,926,888)		(8,018,488)
	Net change in unrealized	                                         2,112,898	   8,457,153  	    (1,996,533)            (1,788,509)

		  Total Trading Results	                                       799,165	   7,870,121	   (4,923,421)		  (9,806,997)

NET INCOME (LOSS)	                                                    249,970	  6,938,897	   (6,027,588)		 (11,967,146)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	                  247,557	  6,851,201	(5,964,597)		(11,825,339)
	General Partner 	2,413	87,696	(62,991)		(141,807)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                    	  19.74    	           556.87	 	(562.09)	(900.48)
	General Partner                                                           19.74                556.87	 	(562.09)	(900.48)



	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	   $	$
Partners? Capital,
   December 31, 2004	13,031.460	 93,819,259	1,147,630	94,966,889

Net Loss                                                                   ? 	  	(11,825,339)	(141,807)	(11,967,146)

Redemptions	    (723.908)	   (4,391,067)	      ?        	   (4,391,067)

Partners? Capital,
   June 30, 2005                                              12,307.552	 	  77,602,853	  1,005,823	   78,608,676



Partners? Capital,
   December 31, 2005	11,018.471	 64,109,338	  679,014	64,788,352

Net Loss                                                                   ? 	  	(5,964,597)	(62,991)	(6,027,588)

Redemptions	    (1,193.769)	   (6,453,684)	   (60,415)	   (6,514,099)

Partners? Capital,
   June 30, 2006                                                9,824.702	 	  51,691,057	    555,608	   52,246,665













The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss 	(6,027,588)	(11,967,146)
Noncash item included in net loss:
       Net change in unrealized                                                    	   1,996,533	1,788,509

(Increase) decrease in operating assets:
       Restricted cash	(24,727)	12,902
       Interest receivable (Morgan Stanley DW)	(1,663)	(27,124)
       Due from Morgan Stanley DW	2,268	(78,701)

Decrease in operating liabilities:
       Accrued management fees	(38,210)	(48,033)
       Accrued administrative expenses	        (26,888)	           (21,479)

Net cash used for operating activities	    (4,120,275)	    (10,341,072)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (7,034,442)	    (4,453,480)

Net cash used for financing activities	   (7,034,442)	   (4,453,480)

Net decrease in unrestricted cash	(11,154,717)	(14,794,552)

Unrestricted cash at beginning of period	   64,125,073	   89,655,633

Unrestricted cash at end of period	    52,970,356	   74,861,081






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund IV L.P. (formerly known as Dean Witter Cornerstone Fund IV) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Cornerstone Fund IV L.P. (formerly known as Dean Witter Cornerstone Fund IV) is a New York limited partnership organized in 1986 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund III
L.P.

Effective July 21, 2006, Dean Witter Cornerstone Fund IV was renamed to Morgan Stanley Cornerstone Fund IV L.P.

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW and MS & Co. in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS (CONTINUED) provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:









       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Jun. 30, 2006	-	       (22,646)			    (22,646)	-	Sep. 2006
Dec. 31, 2005	-	1,973,887	1,973,887	-	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW and MS & Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW and MS & Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity


Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

504:   Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future.
       Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $1,318,205 and expenses totaling $1,068,235, resulting in net income of $249,970 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $5,298.15 at March 31, 2006 to $5,317.89 at June 30, 2006.

The most significant trading gains of approximately 4.3%, 0.8%, 0.4%, 0.4% and 0.2%, respectively, were experienced during April and May from long positions in the euro, Norwegian krone, British pound, Singapore dollar, and Czech koruna versus the U.S. dollar as the U.S. dollar weakened against its major rivals. In April, the U.S. dollar trended lower on news that foreign central banks were diversifying their currency reserves away from the U.S. dollar. Also contributing to the U.S. dollar?s decline was increased speculation that the U.S. Federal Reserve may pause its interest rate tightening campaign. During May, the U.S. dollar continued to be pressured lower versus the euro and British pound as benign inflation data and weaker-than-expected housing starts data boosted speculation that the U.S. Federal Reserve is nearing
       the end of its interest rate tightening policy. In
addition, the value of the U.S. dollar was negatively affected by the persistent tensions between the U.S. and Iran over Iran?s uranium enrichment program. Conversely, strong manufacturing data out of the United Kingdom supported the British pound, while the euro strengthened after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. Additional gains of approximately 2.8% experienced in May and June resulted from short positions in the South African rand versus the U.S. dollar as the rand fell in tandem with falling commodities prices, news that South Africa?s current account deficit widened to a 24-year high and expectations that the country?s Gross Domestic Product growth will be weaker-than-expected. Additional gains of approximately 0.5% were experienced from short positions in the Mexican peso versus the U.S. dollar as the value of the peso declined against the U.S. dollar, primarily during April, amid continuing political uncertainty in the country. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 4.2%, 1.9%, 1.1% and 0.9%, respectively, primarily incurred in April, from short positions in the Japanese yen, Australian dollar, Swiss franc, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower due to the aforementioned reasons. In addition to the U.S. dollar weakening, the Japanese yen
       strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Smaller losses of approximately 0.9% were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell in May amid weakness in the emerging markets. Further losses were experienced from newly established short positions in the Brazilian real as it strengthened against the U.S. dollar in June on speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign.

The Partnership recorded total trading results including interest income totaling $(3,870,411) and expenses totaling $2,157,177, resulting in a net loss of $6,027,588 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $5,879.98 at December 31, 2005 to $5,317.89 at June 30, 2006.

The most significant trading losses of approximately 8.7%, 4.0%, 2.0% and 0.6%, respectively, resulted from short positions in the Japanese yen, Swiss franc, Australian dollar, and Norwegian krone versus the U.S. dollar. During April and May, the U.S. dollar moved lower on news that foreign central banks are beginning to
       diversify their currency reserves away from U.S. dollar-
denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen, Swiss franc, and Norwegian krone moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses of approximately 0.9% were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell in May amid weakness in the emerging markets. Newly established short positions in the Brazilian real incurred further losses as it strengthened against the U.S. dollar in June on speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. Smaller losses of approximately 0.9% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 2.6% and 2.5%, respectively, recorded from short positions in the South African rand versus
       the U.S. dollar and long positions in the euro against the
U.S. dollar. The South African rand weakened against the U.S. dollar during June as the ?commodity-currency? fell in tandem with falling gold prices. Meanwhile the euro strengthened relative to the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank. Smaller gains of approximately 1.5% were recorded from long positions in the Singapore dollar as it benefited from the declining U.S. dollar. Additional gains of approximately 0.9% were experienced, primarily during March, from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar trended lower on expectations for an economic slowdown in New Zealand. Further gains of 0.5% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the peso declined against the U.S. dollar, primarily during April, amid continuing political uncertainty in that country.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $8,298,340 and expenses totaling $1,359,443, resulting in net income of $6,938,897 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit
       increased from $5,830.16 at March 31, 2005 to $6,387.03 at
June 30, 2005.

The most significant trading gains of approximately 6.8% and 2.8%, respectively, resulted during May and June from short positions in the euro and Swiss franc versus the U.S. dollar. During May, the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate, while the value of the euro and Swiss franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short euro and Swiss franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets. The U.S. dollar also increased against other currencies following the ninth consecutive quarter-point increase in U.S. interest rates. Additional Partnership gains of approximately 2.2% and 1.1%, respectively, were recorded primarily during May and June from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the value of these currencies moved higher after Mexico?s Central Bank representatives elected not to change Mexico?s monetary policy and Brazil?s Minister of Finance reported increased foreign investment in Brazil. During June, the peso?s value continued
       its move higher amid comments from Mexico?s Finance
Minister, Francisco Gil Diaz, that the Mexican economy was on track to meet the government's growth estimates for the year. Further Partnership gains of approximately 2.0% were experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. A portion of Partnership?s overall gains was offset by losses of approximately 4.3% recorded from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 1.0% stemmed from long positions in the Australian dollar versus the U.S. dollar as the Australian dollar declined amid falling gold prices, primarily during May.

The Partnership recorded total trading results including interest income totaling $(8,964,871) and expenses totaling $3,002,275, resulting in a net loss of $11,967,146 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $6,387.03 at June 30, 2005.

       The most significant trading losses of approximately 6.1%,
1.3%, and 1.2%, respectively, resulted from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?), versus the U.S. dollar. During the first quarter, losses resulted as the Commodity Currency values traded counter to the U.S. dollar due to a variety of macro-economic stimuli that caused the U.S. dollar?s value to advance. During the second quarter, the values of the Commodity Currencies were impacted by speculation for higher interest rates and falling gold prices. Additional Partnership losses of approximately 4.4% were incurred from long positions in the British pound versus the U.S. dollar as the pound?s value declined during May after British Prime Minister Tony Blair's Labour Party re-election with a reduced government majority, and then moved lower during June on growing speculation the interest rate differential between the U.S. and the U.K. would tighten. Smaller Partnership losses of approximately 1.1% were experienced from positions in the euro versus the U.S. dollar primarily during the first quarter after the U.S. dollar?s value moved higher during January amid improvements in the U.S. Current-Account, speculation for higher U.S. interest rates, and news that the Chinese government postponed its revaluation of the Chinese yuan. During February, losses were incurred from short euro positions as the U.S. dollar?s value weakened due to concerns for the U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early
       March, short euro positions continued to experience losses as its value strengthened amid a sharp rise in German industrial production. A portion of the Partnership?s overall losses for first six months of the year was offset by gains of approximately 2.2% experienced from short positions in the Japanese yen versus the U.S. dollar as the yen?s value declined during May and June in response to weak Japanese economic data. Smaller Partnership gains of approximately 1.0% were recorded from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $52 million and $79 million, respectively.

Primary Market	        June 30, 2006	     June 30, 2005
Risk Category		   Value at Risk		Value at Risk
Currency				  (1.84)%			    (4.03)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Currency   					(2.74)%	(1.45)%	(2.11)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2006.
The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at June 30, 2006. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2006 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence
       these fluctuations.  The Partnership trades a number of currencies. At June 30, 2006, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5. OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.



       On July 20, 2006, the National Futures Association
approved Mr. Walter Davis as an associated person of Demeter.

Effective July 21, 2006 Dean Witter Cornerstone Fund IV was renamed to Morgan Stanley Cornerstone Fund IV L.P.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2006         By:/s/ Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.