Form 10-Q
period 2006-09-30
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2006-11-09
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.

(formerly, Dean Witter Cornerstone Fund IV)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-37

Item 4.	Controls and Procedures	..37


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	38

Item 5.	Other Information	38-40

Item 6.	Exhibits 	40



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
	       2006      	    2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	  50,184,063	   64,125,073

	     Total cash	50,184,063	 64,125,073

	Net unrealized gain on open contracts (MS & Co.)      	       126,786       	     1,973,887

		Total Trading Equity    	50,310,849      	 66,098,960

Interest receivable (Morgan Stanley DW)	162,622	170,317
Due from Morgan Stanley DW	      116,350	          55,750

	     Total Assets	   50,589,821             	      66,325,027

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	615,926	1,232,662
Accrued management fees	147,292	193,125
Accrued administrative expenses	         89,526	         110,888

	     Total Liabilities	       852,744	     1,536,675

Partners? Capital

Limited Partners (9,316.885 and
  10,902.992 Units, respectively)	49,185,514	 64,109,338
General Partner (104.479 and
   115.479 Units, respectively)	       551,563	        679,014

	     Total Partners? Capital	  49,737,077	  64,788,352

	     Total Liabilities and Partners? Capital	   50,589,821 	   66,325,027

NET ASSET VALUE PER UNIT	      5,279.18	     5,879.98

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF OPERATIONS
(Unaudited)


         For the Three Months	                    For the Nine Months
  	                   Ended September 30,     	     Ended September 30,


                       2006   	        2005    	      2006   	    2005
                       $	          $	         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)                   	   503,156		       490,358	   1,556,166		        1,332,484

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	         470,791         	623,182	1,534,990		2,188,849
	Management fees	                                                       446,715        	    646,694	1,458,693 		   2,015,302
	Common administrative expenses	                               47,000              33,000	     128,000	          	101,000

		   Total Expenses 	                                               964,506	   1,302,876	   3,121,683 		     4,305,151

NET INVESTMENT LOSS 	                                          (461,350)	      (812,518)	  (1,565,517)		   (2,972,667)

TRADING RESULTS
Trading profit (loss):
	Realized	                                                                   (73,441)	(1,169,934)	(3,000,329)		(9,188,422)
	Net change in unrealized	                                          149,432	   (4,042,642)  	   (1,847,101)            (5,831,151)

		  Total Trading Results	                                       75,991	   (5,212,576)	   (4,847,430)		  (15,019,573)

NET LOSS	                                                 (385,359)	  (6,025,094)	    (6,412,947)		 (17,992,240)

NET LOSS ALLOCATION

	Limited Partners	(381,314)      	  (5,948,129)	(6,345,911)		(17,773,468)
	General Partner 	(4,045)	(76,965)	(67,036)		(218,772)


NET LOSS PER UNIT

	Limited Partners                                                           (38.71)             (495.79)	 	(600.80)	(1,396.27)
	General Partner                                                            (38.71)             (495.79)	 	(600.80)	(1,396.27)




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	   $	$
Partners? Capital,
   December 31, 2004	13,031.460	 93,819,259	1,147,630	94,966,889

Net Loss                                                                   ? 	  	(17,773,468)	(218,772)	(17,992,240)

Redemptions      (1,377.408)        (8,169,380)	           (148,392)     (8,317,772)

Partners? Capital,
   September 30, 2005	                                   11,654.052	   67,876,411	      780,466	  68,656,877



Partners? Capital,
   December 31, 2005	11,018.471	 64,109,338	  679,014	64,788,352

Net Loss                                                                   ? 	  	(6,345,911)	(67,036)	(6,412,947)

Redemptions     (1,597.107)        (8,577,913)	            (60,415)    (8,638,328)

Partners? Capital,
   September 30, 2006	                                    9,421.364	   49,185,514	      551,563	     49,737,077












The accompanying notes are an integral part of these financial statements.



       <table>
	MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2006     	      2005
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(6,412,947)	(17,992,240)
Noncash item included in net loss:
       Net change in unrealized                                                    	1,847,101   	5,831,151

(Increase) decrease in operating assets:
       Restricted cash	?    	12,748
       Interest receivable (Morgan Stanley DW)	7,695	(41,288)
       Due from Morgan Stanley DW	(60,600)	32,362

Decrease in operating liabilities:
       Accrued management fees	(45,833)	(74,299)
       Accrued administrative expenses	        (21,362)	           (31,450)

Net cash used for operating activities	   (4,685,946)	    (12,263,016)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (9,255,064)	    (7,407,186)

Net cash used for financing activities	   (9,255,064)	   (7,407,186)

Net decrease in unrestricted cash	(13,941,010)	(19,670,202)

Unrestricted cash at beginning of period	    64,125,073	   89,655,633

Unrestricted cash at end of period	   50,184,063	   69,985,431





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

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

                      Net Unrealized Gains
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Sep. 30, 2006	-	126,786			126,786	-	Dec. 2006
Dec. 31, 2005	-	1,973,887	1,973,887	-	Mar. 2006

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



       MORGAN STANLEY CORNERSTONE FUND IV L.P.
(formerly, Dean Witter Cornerstone Fund IV)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.




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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $579,147 and expenses totaling $964,506, resulting in a net loss of $385,359 for the three months ended
September 30, 2006. The Partnership?s net asset value per Unit decreased from $5,317.89 at June 30, 2006 to $5,279.18 at
September 30, 2006.

The most significant trading losses of approximately 2.0% were incurred primarily during July from long positions in the euro versus the U.S. dollar as the value of the euro moved lower after the European Central Bank decided to keep its key interest rate unchanged. Elsewhere, losses of approximately 1.3% were incurred during July from short positions in the South African rand versus the U.S. dollar as the value of the rand moved higher in tandem with increasing commodity prices. Additional losses were incurred during August from newly established long positions in the South African rand versus the U.S. dollar during August as the value of the rand weakened against the U.S. dollar after the release of data showing South Africa?s trade deficit widened more-than-expected. During September, losses of approximately
       0.9%, 0.7% and 0.4%, respectively, were recorded from long positions in the Singapore dollar, Mexican peso, and Australian dollar against the U.S. dollar as the value of the U.S. dollar increased against these currencies after government reports showed U.S. consumer confidence rebounded in September. In addition, the value of the Mexican peso declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Finally, smaller losses of approximately 0.3%, 0.3% and 0.3%, respectively, were recorded from both long and short positions in the U.S. dollar relative to the Czech koruna, Polish zloty, and New Zealand dollar as the value of these currencies moved without consistent direction throughout a majority of the quarter. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.5% and 0.3%, respectively, from positions in the U.S. dollar relative to the Japanese yen and British pound. During August, gains were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened against most of its major rivals after the Japanese Consumer Price Index for July came in lower-than-expected, diminishing expectations of another interest rate hike by the Bank of Japan this year. The value of the yen continued to trend lower in September after a report showed Japanese consumer confidence fell in August, resulting in gains from short positions against the U.S. dollar. During July, gains were experienced from long positions in the British pound versus the
       U.S. dollar as the value of the pound increased on solid housing and consumer-price data out of the United Kingdom. In addition, the value of the British pound was pressured higher during August after the Bank of England unexpectedly lifted its key interest rate.

The Partnership recorded total trading results including interest income totaling $(3,291,264) and expenses totaling $3,121,683, resulting in a net loss of $6,412,947 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $5,879.98 at December 31, 2005 to $5,279.18 at September 30, 2006.

The most significant trading losses of approximately 4.0%, 3.6%, and 2.4%, respectively, resulted from short positions in the Swiss franc, Japanese yen, and Australian dollar versus the U.S. dollar during the first six months of the year. The Swiss franc and Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of Switzerland and Japan increased speculation that the Swiss National Bank and Bank of Japan might raise interest rates. In addition, the Japanese yen strengthened during April on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on geopolitical tensions in the Middle East. Meanwhile, the Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in
       May.  Finally, the U.S. dollar moved lower during April and May on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. Further losses of approximately 1.3% and 1.3%, respectively, were experienced primarily during May and June from long positions in the Brazilian real, as well as both long and short positions in the Polish zloty, as the value of the Brazilian real moved lower on political concerns, while the value of the Polish zloty moved without consistent direction. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 1.3% and 0.7%, respectively, recorded from short positions in the South African rand and New Zealand dollar versus the U.S. dollar. The South African rand weakened against the U.S. dollar during June as the value of this ?commodity-currency? fell in tandem with falling gold prices. Meanwhile, the New Zealand dollar continued to weaken against the U.S. dollar on expectations for an economic slow-down in New Zealand. Finally, smaller gains of approximately 0.6% and 0.5%, respectively, were experienced during April and May from long positions in the Singapore dollar and euro against the U.S. dollar as the value of the U.S. dollar moved lower on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. Additionally, the euro strengthened during April and May after Dutch Finance Minister Gerritt Zalm said that the European
       Central Bank would not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near-future by the European Central Bank.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(4,722,218) and expenses totaling $1,302,876, resulting in a net loss of $6,025,094 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $6,387.03 at June 30, 2005 to $5,891.24 at
September 30, 2005.

The most significant trading losses of approximately 4.2%, 1.5%, 1.0%, 0.7%, and 0.6%, respectively, resulted from positions in the British pound, Norwegian krone, both the New Zealand and Australian dollars, and the Czech koruna. During July, long positions in the British pound versus the U.S. dollar experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, long U.S. dollar positions against the British pound, Norwegian krone, and Czech koruna, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Strong signals of euro-zone economic improvement also supported the advance of the British pound,
       Norwegian krone, and Czech koruna.  Short positions in the
New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of those currencies moved higher on strong economic data out of the region. During September, losses were recorded from short U.S. dollar positions against the British pound, Norwegian krone, Czech koruna, and both the Australian and New Zealand dollars, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower against the U.S. dollar were fears for an economic slow-down in New Zealand during 2006. Additional losses of approximately 1.2% were recorded from positions in the Singapore dollar against the U.S. dollar. During July, short positions recorded losses after the Singapore dollar?s value reversed higher in response to market expectations for future economic growth in Singapore. During August, losses stemmed from long Singapore dollar positions after the value of the Singapore dollar finished lower in response to disappointing export data. Finally, smaller Partnership losses of approximately 0.1% were recorded during August from short positions in the euro and Swiss franc, respectively, against the U.S. dollar after the value of the U.S. dollar weakened on disappointing economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.6% from short positions in the Japanese yen versus the U.S. dollar during July and September. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.

The Partnership recorded total trading results including interest income totaling $(13,687,089) and expenses totaling $4,305,151, resulting in a net loss of $17,992,240 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $7,287.51 at December 31, 2004 to $5,891.24 at September 30, 2005.


The most significant trading losses of approximately 13.9% resulted from positions in European currencies against the U.S. dollar. Early during the first quarter, losses resulted from long positions in the British pound, Norwegian krone, euro, Czech koruna, and Swedish krona versus the U.S. dollar after the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese
       yuan.  During February, losses were incurred from short
European currency positions after the U.S. dollar?s value weakened in response to concerns for the considerable U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production.
Further losses were recorded from newly-established long European currency positions versus the U.S. dollar as the U.S. dollar?s value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound?s value declined after British Prime Minister Tony Blair's Labour Party won re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S.
       dollar advanced amid bolstered expectations that the U.S.
Federal Reserve would continue to raise interest rates. Additional losses of approximately 5.9%, 2.4%, and 1.9%, respectively, were recorded from positions in the South African rand, New Zealand dollar, and Australian dollar (collectively the ?Commodity Currencies?). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the values of the Commodity Currencies traded counter to the U.S. dollar, which benefited due to positive economic data. During the second quarter, long positions in the Australian dollar versus the U.S. dollar produced losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the New Zealand and Australian dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar against the U.S. dollar lower were fears for an economic slow-down in New Zealand during 2006. Partnership losses of approximately 3.3% were recorded primarily during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the
       U.S. dollar?s value benefited from positive economic
sentiment. Newly-established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to sector losses. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.8% from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates by the U.S. Federal Reserve. Short Japanese yen positions held during the second quarter produced profits as the yen?s value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar?s value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July amid beliefs that U.S. interest rates would increase further, the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed.
       During September, short Japanese yen positions achieved gains after the yen?s value declined in the wake of weak Japanese economic data, including industrial production, salaried household spending, and the Tokyo consumer price index.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

       The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $50 million and $69 million, respectively.

Primary Market	      September 30, 2006	   September 30, 2005
Risk Category		   Value at Risk		Value at Risk
Currency				  (2.95)%			    (2.74)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Currency   					(2.95)%	(1.45)%	(2.16)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance
       or its ability to manage or monitor risk.  There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days. Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2006.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 101% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2006. It may be anticipated, however, that market exposure will vary materially over time.

       Currency.  The Partnership?s currency market exposure at
September 30, 2006 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At September 30, 2006, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership, each of whose strategies focus on different market sectors and
       trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership invest-ment directed by Demeter, rather than the Trading Managers.

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

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 5. OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston
       Consulting Group, where he focused on the financial
services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other. Effective July 21, 2006, Dean Witter Cornerstone Fund IV was renamed to Morgan Stanley Cornerstone Fund IV L.P.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2006       By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

- 10 -









MORGAN STANLEY SPECTRUM CURRENCY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

? 41 ?