Form 10-Q
period 2007-03-31
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2007-05-11
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-32

Item 4.	Controls and Procedures	32-33

Item 4T.	Controls and Procedures	..33


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	34

Item 6.	Exhibits 	34


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
	       2007      	    2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	42,531,972	50,007,010
	Restricted cash	      412,439	         ?

	     Total cash	42,944,411	 50,007,010

	Net unrealized gain on open contracts  (MS&Co.)   	      625,694
	     1,429,548

		Total Trading Equity    	43,570,105      	 51,436,558

Due from Morgan Stanley DW	201,188	           49,185
Interest receivable (Morgan Stanley DW)	       144,649	         159,151

	     Total Assets	   43,915,942             	       51,644,894

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	879,902	1,326,233
Accrued management fees	127,756	150,311
Accrued administrative expenses	     114,060	         109,708

	     Total Liabilities	   1,121,718	      1,586,252

Partners? Capital

Limited Partners (8,342.151 and
  8,793.380 Units, respectively)	42,264,889	 49,470,851
General Partner (104.479 Units)	      529,335	        587,791

	     Total Partners? Capital	   42,794,224	   50,058,642

	     Total Liabilities and Partners? Capital	   43,915,942
51,644,894

NET ASSET VALUE PER UNIT	       5,066.43	       5,625.92

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	    For the Quarters Ended March 31,



	          2007    	     2006

	                      $		       $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		      469,076
533,970

EXPENSES
	Management fees 	    	408,709  	530,556
	Brokerage commissions (Morgan Stanley DW)		363,310	521,386

	Common administrative expenses	    	          44,000	      37,000


		Total Expenses
	           816,019	 1,088,942

NET INVESTMENT LOSS	      (346,943)	   (554,972)

TRADING RESULTS
Trading loss:
	Realized			(3,718,290)	(1,613,155)
	Net change in unrealized		       (803,854)	 (4,109,431)


		Total Trading Results
	    (4,522,144)	  (5,722,586)

NET LOSS
(4,869,087)	    (6,277,558)

NET LOSS ALLOCATION

	Limited Partners
	(4,810,631)	  (6,212,154)
	General Partner
	(58,456)       	       (65,404)


NET LOSS PER UNIT

	Limited Partners
(559.49)	      (581.83)
	General Partner
(559.49)	      (581.83)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2005	11,018.471	 64,109,338	  679,014	64,788,352

Net Loss                                                                   ?
	(6,212,154)	(65,404)	(6,277,558)

Redemptions	    (609.650)	   (3,329,687)	    (33,574) 	   (3,363,261)

Partners? Capital,
   March 31, 2006                                            10,408.821
54,567,497	    580,036	   55,147,533




Partners? Capital,
   December 31, 2006	 8,897.859	 49,470,851	  587,791	50,058,642

Net Loss                                                                   ?
	(4,810,631)	(58,456)	(4,869,087)

Redemptions	    (451.229)	   (2,395,331)	           -    	   (2,395,331)

Partners? Capital,
   March 31, 2007                                              8,446.630
	  42,264,889	    529,335	   42,794,224








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(4,869,087)	(6,277,558)
Noncash item included in net loss:
       Net change in unrealized
	   803,854	4,109,431

Increase (decrease) in operating assets:
       Restricted cash	(412,439)	(2,135,544)
       Due from Morgan Stanley DW	(152,003)	(32,150)
       Interest receivable (Morgan Stanley DW)	14,502	(6,711)

Increase (decrease) in operating liabilities:
       Accrued management fees	        (22,555)	       (28,130)
       Accrued administrative expenses	            4,352	          14,332


Net cash used for operating activities	   (4,633,376)	   (4,356,330)



CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,841,662)	   (3,338,542)

Net cash used for financing activities	   (2,841,662)	   (3,338,542)


Net decrease in unrestricted cash	(7,475,038)	(7,694,872)

Unrestricted cash at beginning of period	   50,007,010	   64,125,073


Unrestricted cash at end of period	   42,531,972	  56,430,201








	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund IV L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Cornerstone Fund IV L.P. is a New York limited partnership organized in 1986 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund III L.P.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley
DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co.

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW and MS&Co. Demeter and MS&Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc. (?JWH?) and Sunrise Capital Management, Inc. (?Sunrise) (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

Effective May 1, 2007, the Partnership?s assets were reallocated as follows: 60% to Sunrise, and will be traded pursuant to the Currency Program; 40% to JWH, and will be traded pursuant to the International Foreign Exchange Program.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007) and MS&Co. in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. (Morgan Stanley DW, prior to April 1, 2007) pays the Partnership interest income on 80% of its average daily Net

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Assets at a rate equal to the average yield on 13-week U.S.
Treasury bills. The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW, prior to April 1, 2007).



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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      Net Unrealized Gains
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2007	-	  625,694	  625,694	-	Jun. 2007
Dec. 31, 2006	-	1,429,548	1,429,548	-	Mar. 2007



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007) and MS&Co. act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31,
2007) and MS&Co., each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from its own assets, and for the

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


sole benefit of its commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.




In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007) and MS&Co. as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations
       of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(4,053,068) and expenses totaling $816,019, resulting in a net loss of $4,869,087 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $5,625.92 at December 31, 2006 to $5,066.43 at March 31,
2007.

The most significant trading losses of approximately 3.9% were experienced from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar as the value of the South African rand strengthened relative to the U.S. dollar at the beginning of March on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere, losses of approximately 2.3% were recorded during February and early March from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened against the U.S. dollar after a report
       showed U.K. services growth had slowed in January and on speculation that the Bank of England would not continue to increase interest rates in the near-term. Additional losses of approximately 1.2% and 1.1% respectively, were experienced from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar during January as the value of the U.S. dollar moved higher against these currencies after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near-term. Newly established short positions in the New Zealand dollar versus the U.S. dollar resulted in losses during February as the value of the New Zealand dollar moved higher in tandem with rising commodity prices. During March, losses were incurred from both short and long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved without consistent direction throughout the month. Meanwhile, losses of approximately 1.1% were recorded from short positions in the Mexican peso versus the U.S. dollar during March as the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses of approximately 1.0% were experienced during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen
       "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Elsewhere in the currency markets, losses of approximately 0.6%, 0.5%, and 0.4% respectively, were experienced from both short and long positions in the Polish zloty, Norwegian krone, and Czech koruna versus the U.S. dollar as the value of the these currencies moved in a trendless manner throughout a majority of the quarter. Finally, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 0.2% during February as the value of the Swiss franc also reversed higher against the U.S. dollar due to speculation of a narrowing interest-rate differential. A portion of these losses for the quarter was offset by gains of approximately 1.3% and 0.4% respectively, primarily during February and March from long positions in the Brazilian real and Singapore dollar versus the U.S. dollar as the value of these currencies finished higher against the U.S. dollar after the U.S. Federal Reserve kept the benchmark interest rate steady and indicated that rates would not likely increase in the near-term. Further gains of approximately 0.1% were experienced from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar during March amid a record U.S. trade deficit and indications from European Central Bank council member Klaus Liebscher that interest rates in the Euro-Zone could increase further.
       For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(5,188,616) and expenses totaling $1,088,942, resulting in a net loss of $6,277,558 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $5,879.98 at December 31, 2005 to $5,298.15 at March 31,
2006.

The most significant trading losses of approximately 4.6%, 2.9%, 1.7%, and 1.4%, respectively, were experienced from short positions in the Japanese yen, Swiss franc, euro, and Norwegian krone versus the U.S. dollar as the U.S. dollar?s value reversed lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive $760 billion of U.S. dollar reserve, might move to diversify some of its assets into other currencies. European currency values also moved higher on expectations that the European Central Bank might raise interest rates. Additional losses experienced during February resulted from short Japanese yen positions against the U.S. dollar as the value of the yen moved higher against the U.S. dollar after the release of better than expected Japanese machinery orders data. The Japanese yen?s value continued higher against the U.S. dollar toward the end of February amid intense speculation that the Bank of Japan might move to tighten monetary
       policy in Japan.  Further losses during February were incurred from long positions in the euro, Swiss franc, and Norwegian krone versus the U.S. dollar as the values of these European currencies finished lower against the dollar amid significant interest rate differentials between the United States and the European Union. During March, losses were experienced from long positions in the U.S. dollar relative to the Japanese yen as the value of the yen reversed higher after comments from U.S. Treasury Undersecretary Adams warning Japan against preventing the yen from strengthening. Further losses during March were experienced from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 0.9% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. Smaller losses of approximately 0.6% were experienced from long positions in the British pound against the U.S. dollar during February and March as the value of the pound reversed lower on speculation of a reduction of interest rates by the Bank of England and news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Losses of approximately 0.4% were experienced during February and March
       from positions in the Czech koruna versus the U.S. dollar as the value of the Czech koruna experienced short-term volatility. Finally, losses of approximately 0.2% and 0.1%, respectively, were recorded during February from long positions in the South African rand and the Australian dollar as the value of these ?commodity currencies? reversed lower amid a reduction in gold prices. Smaller losses were experienced during March from both long and short positions in the South African rand against the U.S. dollar. A portion of these losses for the quarter was offset by gains of approximately 1.8% recorded primarily during March from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar continued to trend lower on expectations for an economic slow-down in New Zealand.

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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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


       The Partnership?s Value at Risk in Different Market
Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $43 million and $55 million, respectively.

Primary Market	        March 31, 2007	    March 31, 2006
Risk Category		   Value at Risk		Value at Risk
Currency				  (3.74)%			    (1.45)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Currency   					(4.01)%	(1.84)%	(3.14)%
Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2007.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in
       material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at March 31, 2007. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2007, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2007, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2007, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2007            By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.