Form 10-Q
period 2007-06-30
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2007-08-10
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-15442

	MORGAN STANLEY CORNERSTONE FUND IV L.P.

	(Exact name of registrant as specified in its charter)

		New York						      13-3393597
(State or other jurisdiction of		   		  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY		    					  	   10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code    (212) 296-1999

330 Madison Avenue, 8th Floor, New York, NY 10017




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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the Six
		Months Ended June 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	26-36

Item 4.	Controls and Procedures	36-37

Item 4T.	Controls and Procedures	..37


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	38

Item 6.	Exhibits 	38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
	       2007      	    2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	44,609,045	50,007,010
	Restricted cash	       68,857	         ?

	     Total cash	44,677,902	 50,007,010

	Net unrealized gain on open contracts  (MS&Co.)   	    1,017,007       	     1,429,548

		Total Trading Equity    	45,694,909      	 51,436,558

Interest receivable (MS&Co.)	130,994	         159,151
Due from MS&Co.	          95,231	           49,185

	     Total Assets	  45,921,134             	       51,644,894

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	717,373	1,326,233
Accrued management fees	133,583	150,311
Accrued administrative expenses	        121,229	         109,708

	     Total Liabilities	        972,185	      1,586,252

Partners? Capital

Limited Partners (7,892.680 and
   8,793.380 Units, respectively)	44,361,713	 49,470,851
General Partner (104.479 Units)	        587,236	        587,791

	     Total Partners? Capital	   44,948,949	   50,058,642

	     Total Liabilities and Partners? Capital	   45,921,134  	     51,644,894

NET ASSET VALUE PER UNIT	       5,620.61	       5,625.92

	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                             For the Three Months	                       For the Six Months
  	                  Ended June 30,     	                          Ended June 30,

                        2007   	        2006    	      2007   	    2006
                         $                              $	         $	        $
INVESTMENT INCOME
Interest income (MS&Co.)               402,827      519,040             871,903   	        1,053,010


EXPENSES
	Management fees	                                                     402,359	   481,422    	811,068 	    	1,011,978
	Brokerage commissions (MS&Co.)	398,463      	   542,813	761,773		1,064,199
	Common administrative expenses	               43,000               44,000   	           87,000		        81,000

		   Total Expenses 	                                843,822           1,068,235	   1,659,841	          	  2,157,177

NET INVESTMENT LOSS 	                         (440,995)   	     (549,195)	    (787,938)		  (1,104,167)

TRADING RESULTS
Trading profit (loss):
	Realized	                                                4,689,939      	   (1,313,733) 	971,649		(2,926,888)
	Net change in unrealized	                     391,313    	       2,112,898	    (412,541)	   	      (1,996,533)

		  Total Trading Results	              5,081,252    	          799,165	     559,108		   (4,923,421)

NET INCOME (LOSS)	                          4,640,257     	         249,970	   (228,830)		   (6,027,588)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	4,582,356     	         247,557	(228,275)  	(5,964,597)
	General Partner 	57,901	2,413	(555)		(62,991)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                          554.18	  19.74    	      (5.31) 	(562.09)
	General Partner                                                           554.18	  19.74    	      (5.31) 	(562.09)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months  Ended June 30, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$

Partners? Capital,
   December 31, 2005	11,018.471	 64,109,338	  679,014	64,788,352

Net Loss                                                                   ? 	  	(5,964,597)	(62,991)	(6,027,588)

Redemptions	    (1,193.769)	   (6,453,684)	   (60,415)	   (6,514,099)

Partners? Capital,
   June 30, 2006                                                9,824.702	 	  51,691,057	    555,608	   52,246,665




Partners? Capital,
   December 31, 2006	 8,897.859	 49,470,851	  587,791	50,058,642

Net Loss                                                                   ? 	  	(228,275)	(555)	(228,830)

Redemptions	     (900.700)	   (4,880,863)	                   ?      	   (4,880,863)

Partners? Capital,
   June 30, 2007                                                7,997.159	 	  44,361,713	    587,236	   44,948,949





The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(228,830)	(6,027,588)
Noncash item included in net loss:
       Net change in unrealized                                                    	   412,541	1,996,533

(Increase) decrease in operating assets:
       Restricted cash	(68,857)	(24,727)
       Interest receivable (MS&Co.)	28,157	(1,663)
       Due from MS&Co.	(46,046)	2,268

Increase (decrease) in operating liabilities:
       Accrued management fees 	       (16,728)        	          (38,210)
       Accrued administrative expenses	         11,521	         (26,888)

Net cash provided by (used for) operating activities	         91,758	   (4,120,275)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (5,489,723)	   (7,034,442)

Net cash used for financing activities	   (5,489,723)	   (7,034,442)

Net decrease in unrestricted cash	   (5,397,965)	(11,154,717)

Unrestricted cash at beginning of period	  50,007,010	   64,125,073

Unrestricted cash at end of period	   44,609,045	  52,970,356







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated
(?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

foreign currency forward contracts. Demeter and MS&Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc.
(?JWH?) and Sunrise Capital Management, Inc. (?Sunrise)
(individually, a ?Trading Manager?, or collectively, the ?Trading
Managers?).

Effective May 1, 2007, the Partnership?s assets were reallocated as follows: 60% to Sunrise, which are traded pursuant to the Currency Program; 40% to JWH, which are traded pursuant to the International Foreign Exchange Program.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.



3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies. Futures and forwards represent contracts for delayed delivery of an

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                      Net Unrealized Gains
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

June 30, 2007	-	1,017,007	1,017,007	-	Sep. 2007
Dec. 31, 2006	-	1,429,548	1,429,548	-	Mar. 2007



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the


       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. as its commodity broker in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from
       promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to
       estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $5,484,079 and expenses totaling $843,822, resulting in net income of $4,640,257 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $5,066.43 at March 31, 2007 to $5,620.61 at June
30, 2007.

The most significant trading gains of approximately 6.4% were experienced during April, May, and June from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to the U.S. dollar in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Further gains of approximately 2.2%, 1.8%, 1.7%, and 1.3%, respectively, were experienced throughout the quarter from long positions in the Australian dollar, New Zealand dollar, Brazilian real, and British pound versus the U.S. dollar as the value of the U.S. dollar weakened against its major rivals. During April and June, the value of the U.S. dollar moved lower relative to the Australian dollar, New Zealand
       dollar, and British pound leading up to and after the U.S.
Federal Reserve?s decision to leave interest rates unchanged. Furthermore, strong economic data out of Australia, New Zealand, and the United Kingdom added to growing investor sentiment that these respective Central Banks would raise interest rates in order to combat inflation, thus pushing the value of those currencies higher relative to the U.S. dollar. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.8% and 0.4%, respectively, from short positions in the South African rand and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during April amid speculation that the U.S. Federal Reserve would cut interest rates. During May, newly established long positions in the South African rand versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed higher after stronger than expected U.S. economic data regarding service industries and worker productivity eased concerns of a slowdown in the U.S. economy. Additional losses were recorded from both short and long positions in the South African rand versus the U.S. dollar during June as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar experienced losses as the value of the Swiss franc moved higher during the second half of June after the Swiss National Bank indicated that it might take action to prevent inflation from accelerating in
       Switzerland.  Elsewhere, long positions in the Singapore dollar versus the U.S. dollar resulted in losses of approximately 0.5% primarily during April as the value of the Singapore dollar fell on news that the Monetary Authority of Singapore might curb appreciation of its currency after it reached a nine-year high in April. Lastly, losses of approximately 0.2% were incurred from both short and long positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved without consistent direction throughout a majority of the quarter amid uncertainty regarding the direction of the Norwegian economy.

The Partnership recorded total trading results including interest income totaling $1,431,011 and expenses totaling $1,659,841, resulting in a net loss of $228,830 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit decreased from $5,625.92 at December 31, 2006, to $5,620.61 at June 30,
2007.

The most significant trading losses of approximately 5.6% recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar during March and April as the value of the rand strengthened relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. During
       May and June, further losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Additional losses of approximately 1.2% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 1.0% were experienced during February, March, and May from long positions in the British pound versus the U.S. dollar as the value of the pound weakened after a report showing U.K. services growth had slowed in January, as well as political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in June 2007. Elsewhere, short positions in the Norwegian krone versus the U.S. dollar resulted in losses of approximately 0.7% during January as the value of the krone strengthened relative to the U.S. dollar after strong economic data was reported out of Norway. Newly established long positions in the Norwegian krone versus the U.S. dollar incurred additional losses as the value of the U.S. dollar reversed higher during May after stronger than expected U.S. economic data eased concerns of a slowdown in the
       economy of the United States.  During June, losses were recorded from both short and long positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved without consistent direction due to uncertainty regarding the status of the Norwegian economy. Lastly, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 0.6% during February, April, and June as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 5.3% were experienced from short positions in the Japanese yen versus the U.S. dollar during January, April, May, and June as the value of the yen weakened amid speculation that the Bank of Japan would not raise interest rates. Additional gains of approximately 3.0% were recorded during February, March, and May from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved higher amid speculation that the Central Bank of Brazil would continue raising interest rates. During February, April, and June, long positions in the Australian dollar and New Zealand dollar versus the U.S. resulted in gains of approximately 1.1% and 0.6%, respectively, as the value of these currencies moved higher in tandem with rising commodity prices. Additionally, strong economic data out of the Australia and New Zealand added to growing investor sentiment that the Reserve Bank of Australia and the Reserve Bank of New Zealand
       would raise interest rates in order to combat rising
inflation in the near future.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $1,318,205 and expenses totaling $1,068,235, resulting in net income of $249,970 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $5,298.15 at March 31, 2006 to $5,317.89 at June 30, 2006.

The most significant trading gains of approximately 4.3%, 0.8%, 0.4%, 0.4% and 0.2%, respectively, were experienced during April and May from long positions in the euro, Norwegian krone, British pound, Singapore dollar, and Czech koruna versus the U.S. dollar as the U.S. dollar weakened against its major rivals. In April, the U.S. dollar trended lower on news that foreign central banks were diversifying their currency reserves away from the U.S. dollar. Also contributing to the U.S. dollar?s decline was increased speculation that the U.S. Federal Reserve might pause its interest rate tightening campaign. During May, the U.S. dollar continued to be pressured lower versus the euro and British pound as benign inflation data and weaker than expected housing starts data boosted speculation that the U.S. Federal Reserve was nearing the end of its interest rate tightening policy. In addition, the value of the U.S. dollar was negatively
       affected by the persistent tensions between the U.S. and
Iran over Iran?s uranium enrichment program. Conversely, strong manufacturing data out of the United Kingdom supported the British pound, while the euro strengthened after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near future by the European Central Bank. Additional gains of approximately 2.8% experienced in May and June resulted from short positions in the South African rand versus the U.S. dollar as the rand fell in tandem with falling commodities prices, news that South Africa?s current account deficit widened to a 24-year high and expectations that the country?s Gross Domestic Product growth would be weaker than previously expected. Additional gains of approximately 0.5% were experienced from short positions in the Mexican peso versus the U.S. dollar as the value of the peso declined against the U.S. dollar, primarily during April, amid continuing political uncertainty in the country. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 4.2%, 1.9%, 1.1% and 0.9%, respectively, primarily incurred in April, from short positions in the Japanese yen, Australian dollar, Swiss franc, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower due to the aforementioned reasons. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc
       moved higher on political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Smaller losses of approximately 0.9% were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell in May amid weakness in the emerging markets. Further losses were experienced from newly established short positions in the Brazilian real as it strengthened against the U.S. dollar in June on speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign.

The Partnership recorded total trading results including interest income totaling $(3,870,411) and expenses totaling $2,157,177, resulting in a net loss of $6,027,588 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $5,879.98 at December 31, 2005 to $5,317.89 at June 30, 2006.

The most significant trading losses of approximately 8.7%, 4.0%, 2.0% and 0.6%, respectively, resulted from short positions in the Japanese yen, Swiss franc, Australian dollar, and Norwegian krone versus the U.S. dollar. During April and May, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future
       of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen, Swiss franc, and Norwegian krone moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses of approximately 0.9% were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell in May amid weakness in the emerging markets. Newly established short positions in the Brazilian real incurred further losses as it strengthened against the U.S. dollar in June on speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. Smaller losses of approximately 0.9% were recorded, primarily during March, from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction amid conflicting economic data out of Poland. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 2.6% and 2.5%, respectively, recorded from short positions in the South African rand versus the U.S. dollar and long positions in the euro against the U.S.
       dollar.  The South African rand weakened against the U.S.
dollar during June as the ?commodity-currency? fell in tandem with falling gold prices. Meanwhile the euro strengthened relative to the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the euro, as well as on increased expectations of an interest rate hike in the near future by the European Central Bank. Smaller gains of approximately 1.5% were recorded from long positions in the Singapore dollar as it benefited from the declining U.S. dollar. Additional gains of approximately 0.9% were experienced, primarily during March, from short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar trended lower on expectations for an economic slowdown in New Zealand. Further gains of 0.5% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the peso declined against the U.S. dollar, primarily during April, amid continuing political uncertainty in that country.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of
       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices
       or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or
       the Trading Managers in their daily risk management
activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $45 million and $52 million, respectively.

Primary Market	        June 30, 2007	     June 30, 2006
Risk Category		   Value at Risk		Value at Risk
Currency				  (2.79)%			    (1.84)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category        High      Low      Average
Currency   					(4.01)%	(2.79)%	(3.37)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2007.

       The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s
       risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at June 30, 2007. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2007, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2007, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not
       anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2007, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006 and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2007         By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















1243: