Form 10-Q
period 2007-09-30
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2007-11-14
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the Nine
		Months Ended September 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)	5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006	.6

		Notes to Financial Statements (Unaudited)	7-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	27-37

Item 4.	Controls and Procedures	37

Item 4T.	Controls and Procedures	..37


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	38

Item 6.	Exhibits 	38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
	       2007      	    2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	     35,998,980	    50,007,010
	Restricted cash	         ?         		        ?

	     Total cash	35,998,980	 50,007,010

	Net unrealized gain on open contracts  (MS&Co.)   	      1,060,741       	     1,429,548

		Total Trading Equity    	37,059,721      	 51,436,558

Due from MS&Co.	         107,762	           49,185
Interest receivable (MS&Co.)	            97,470	          159,151

	     Total Assets	    37,264,953             	       51,644,894

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	596,771	1,326,233
Accrued management fees	108,423	150,311
Accrued administrative expenses	         91,467	         109,708

	     Total Liabilities	       796,661	      1,586,252

Partners? Capital

Limited Partners (7,428.036 and
   8,793.380 Units, respectively)	35,962,462	 49,470,851
General Partner (104.479 Units)	        505,830	        587,791

	     Total Partners? Capital	   36,468,292	   50,058,642

	     Total Liabilities and Partners? Capital	   37,264,953  	     51,644,894

NET ASSET VALUE PER UNIT	       4,841.45	       5,625.92

The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
                          For the Three Months	                     For the Nine Months
  	                  Ended September 30,     	      Ended September 30,

                              2007   	        2006    	      2007   	    2006
                                 $                       $	         $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)          	        353,389	       	   503,156 	       1,225,292	    	       1,556,166


EXPENSES
	Brokerage commissions (MS&Co.)	434,175      	   470,791	      1,195,948		1,534,990
	Management fees	                                                     341,026	  446,715       	   1,152,094		1,458,693
	Common administrative expenses	       42,000    	            47,000   	       129,000 		       128,000

		   Total Expenses 	             817,201	              964,506	   2,477,042	        	    3,121,683

NET INVESTMENT LOSS 	                         (463,812)	     (461,350)	   (1,251,750)		   (1,565,517)


TRADING RESULTS
Trading profit (loss):
	Realized	                                                      (5,776,864)	   (73,441) 	(4,805,215)		(3,000,329)
	Net change in unrealized	                        43,734	          149,432	      (368,807)	   	      (1,847,101)

		  Total Trading Results	   (5,733,130)  	            75,991	   (5,174,022)		   (4,847,430)


NET LOSS	                               (6,196,942) 	        (385,359)	   (6,425,772)		   (6,412,947)


NET LOSS ALLOCATION

	Limited Partners	(6,115,536)     	      (381,314)	(6,343,811)	  	(6,345,911)
	General Partner 	(81,406)	               (4,045)	(81,961)		(67,036)


NET LOSS PER UNIT

	Limited Partners                       	(779.16)	               (38.71)    	   (784.47) 	(600.80)
	General Partner                 	(779.16)	               (38.71)    	   (784.47)  	(600.80)


                     Units                Units                 Units                Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                    7,761.467          9,619.967            8,215.508        10,152.987

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2005	11,018.471	 64,109,338	  679,014	64,788,352

Net Loss                                                                   ? 	  	(6,345,911)	(67,036)	(6,412,947)

Redemptions                                               (1,597.107)        (8,577,913)	            (60,415)    (8,638,328)

Partners? Capital,
   September 30, 2006	                                    9,421.364	   49,185,514	      551,563	     49,737,077





Partners? Capital,
   December 31, 2006	 8,897.859	 49,470,851	  587,791	50,058,642

Net Loss                                                                   ? 	  	(6,343,811)	(81,961)	(6,425,772)

Redemptions                  (1,365.344)        (7,164,578)	                   ?        (7,164,578)

Partners? Capital,
   September 30, 2007	                                    7,532.515	   35,962,462	     505,830	    36,468,292










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	(6,425,772)	(6,412,947)
Noncash item included in net loss:
       Net change in unrealized                                                    	   368,807	1,847,101

(Increase) decrease in operating assets:
       Due from MS&Co.	(58,577)	(60,600)
       Interest receivable (MS&Co.)	61,681	7,695

Decrease in operating liabilities:
       Accrued management fees 	           (41,888)    	          (45,833)
       Accrued administrative expenses	       (18,241)	       (21,362)

Net cash used for operating activities	  (6,113,990)	   (4,685,946)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (7,894,040)	   (9,255,064)

Net cash used for financing activities	   (7,894,040)	   (9,255,064)

Net decrease in unrestricted cash	   (14,008,030)	(13,941,010)

Unrestricted cash at beginning of period	   50,007,010	   64,125,073

Unrestricted cash at end of period	   35,998,980	  50,184,063







	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$

September 30, 2007, Partnership Net Assets:  $36,468,292



Foreign currency
  1,465,995
        4.02
 (405,254)
      (1.11)
 1,060,741






     Grand Total:
  1,465,995
        4.02
 (405,254)
      (1.11)
 1,060,741

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Gain per Statement of Financial Condition



 1,060,741

December 31,  2006, Partnership Net Assets:  $50,058,642









Foreign currency
    603,922
        1.21
    825,626
       1.65
 1,429,548






     Grand Total:
    603,922
        1.21
    825,626
       1.65
 1,429,548

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Gain per Statement of Financial Condition



 1,429,548









The accompanying notes are an integral part of these financial statements.







       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund IV L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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


The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                      Net Unrealized Gains
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Sep. 30, 2007	-	1,060,741	1,060,741	-	Dec. 2007
Dec. 31, 2006	-	1,429,548	1,429,548	-	Mar. 2007



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


       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. Cash that is not on deposit to satisfy margin requirements for trading is reflected as unrestricted cash. The Partnership?s current trading strategy is limited to foreign currency forward contracts traded on the interbank market. Since the Partnership is only required to post cash for net unrealized losses by trading account on its interbank foreign currency forward contracts and both trading accounts of the Partnership at December 31, 2006, and September 30, 2007, had net unrealized profits, there was no cash that needed to be posted as margin and all cash was unrestricted.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(5,379,741) and expenses totaling $817,201, resulting in a net loss of $6,196,942 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $5,620.61 at June 30, 2007, to $4,841.45 at
September 30, 2007.

The most significant trading losses of approximately 5.3% were experienced during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions. Also pushing the value of the Japanese yen higher were expectations that a Japanese Ministry of Finance report would show Japan?s trade surplus widened in June. Additional losses of approximately 2.1% were recorded during July and August from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the quarter. Further losses of approximately 1.7%, 1.5%, and 0.9%, respectively, were incurred primarily during August from long positions in the New Zealand dollar, Australian dollar, and British pound versus the
       U.S. dollar as the value of the U.S. dollar reversed
higher against most of its major rivals as extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Elsewhere, losses of approximately 1.4% were recorded throughout the quarter from both short and long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved inconsistently due to investors? uncertainty regarding the future interest rate policy of the Swiss National Bank. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 1.5%, 0.7%, and 0.7%, respectively, experienced primarily during September from long positions in the euro, Norwegian krone, and Swedish krona versus the U.S. dollar as the value of the U.S. dollar declined relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term, while the value of the Norwegian krone increased in tandem with rising energy prices.


The Partnership recorded total trading results including interest income totaling $(3,948,730) and expenses totaling $2,477,042, resulting in a net loss of $6,425,772 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit
       decreased from $5,625.92 at December 31, 2006, to
$4,841.45 at September 30, 2007.

The most significant trading losses of approximately 7.6% were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 2.0% primarily during February, March, July, and August as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland. Losses of approximately 1.9% were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June, July, and August from newly established long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower leading up to and after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 1.9% were experienced during February, March, and May from long positions in the British pound versus the U.S. dollar as the value of the pound weakened after a report showed U.K. services growth slowed and amid political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in
       June 2007.  During August, long positions in the British pound versus the U.S. dollar recorded further losses as the value of the U.S. dollar reversed higher against the British pound amid stronger demand for U.S. dollar-denominated government bonds resulting from extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans. Losses continued during September from newly established short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar moved lower relative to the British pound leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. Smaller losses of approximately 1.1% and 0.5%, respectively, were recorded primarily during August from long positions in the New Zealand dollar and Indian rupee versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding U.S. sub-prime mortgage losses. Finally, losses of approximately 0.2% were incurred during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen
       against most of its major rivals.  During July and August, short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 2.5% recorded throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently strong economic data out of Brazil led to investor sentiment that the Central Bank of Brazil would continue raising interest rates. Elsewhere, gains of approximately 1.5% were experienced primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further. During September, additional gains were experienced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term. Smaller gains of approximately 0.6% were recorded during April, June, July, and September from long positions in the Swedish krona versus the
       U.S. dollar as the value of the Swedish krona moved higher amid consistently strong economic data out of Sweden.


For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $579,147 and expenses totaling $964,506, resulting in a net loss of $385,359 for the three months ended
September 30, 2006. The Partnership?s net asset value per Unit decreased from $5,317.89 at June 30, 2006, to $5,279.18 at
September 30, 2006.

The most significant trading losses of approximately 2.0% were incurred primarily during July from long positions in the euro versus the U.S. dollar as the value of the euro moved lower after the European Central Bank decided to keep its key interest rate unchanged. Elsewhere, losses of approximately 1.3% were incurred during July from short positions in the South African rand versus the U.S. dollar as the value of the rand moved higher in tandem with increasing commodity prices. Additional losses were incurred during August from newly established long positions in the South African rand versus the U.S. dollar during August as the value of the rand weakened against the U.S. dollar after the release of data showing South Africa?s trade deficit widened more than expected. During September, losses of approximately 0.9%, 0.7% and 0.4%, respectively, were recorded from long positions in the Singapore dollar, Mexican peso, and Australian dollar against
       the U.S. dollar as the value of the U.S. dollar increased against these currencies after government reports showed U.S. consumer confidence rebounded in September. In addition, the value of the Mexican peso declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Finally, smaller losses of approximately 0.3%, 0.3% and 0.3%, respectively, were recorded from both long and short positions in the U.S. dollar relative to the Czech koruna, Polish zloty, and New Zealand dollar as the value of these currencies moved without consistent direction throughout a majority of the quarter. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.5% and 0.3%, respectively, from positions in the U.S. dollar relative to the Japanese yen and British pound. During August, gains were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the yen weakened against most of its major rivals after the Japanese Consumer Price Index for July came in lower than expected, diminishing expectations of another interest rate hike by the Bank of Japan this year. The value of the yen continued to trend lower in September after a report showed Japanese consumer confidence fell in August, resulting in gains from short positions against the U.S. dollar. During July, gains were experienced from long positions in the British pound versus the U.S. dollar as the value of the pound increased on solid housing and consumer-price data out of the United Kingdom. In addition,
       the value of the British pound was pressured higher during
August after the Bank of England unexpectedly lifted its key interest rate.

The Partnership recorded total trading results including interest income totaling $(3,291,264) and expenses totaling $3,121,683, resulting in a net loss of $6,412,947 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $5,879.98 at December 31, 2005, to $5,279.18 at September 30, 2006.

The most significant trading losses of approximately 4.0%, 3.6%, and 2.4%, respectively, resulted from short positions in the Swiss franc, Japanese yen, and Australian dollar versus the U.S. dollar during the first six months of the year. The Swiss franc and Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of Switzerland and Japan increased speculation that the Swiss National Bank and Bank of Japan might raise interest rates. In addition, the Japanese yen strengthened during April on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on geopolitical tensions in the Middle East. Meanwhile, the Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Finally, the U.S. dollar moved lower during April and May on news that foreign central banks were beginning to diversify
       their currency reserves away from U.S. dollar-denominated assets, as well as amid uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign.
Further losses of approximately 1.3% and 1.3%, respectively, were experienced primarily during May and June from long positions in the Brazilian real, as well as both long and short positions in the Polish zloty, as the value of the Brazilian real moved lower on political concerns, while the value of the Polish zloty moved without consistent direction. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 1.3% and 0.7%, respectively, recorded from short positions in the South African rand and New Zealand dollar versus the U.S. dollar. The South African rand weakened against the U.S. dollar during June as the value of this ?commodity-currency? fell in tandem with falling gold prices. Meanwhile, the New Zealand dollar continued to weaken against the U.S. dollar on expectations for an economic slow-down in New Zealand. Finally, smaller gains of approximately 0.6% and 0.5%, respectively, were experienced during April and May from long positions in the Singapore dollar and euro against the U.S. dollar as the value of the U.S. dollar moved lower on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. Additionally, the euro strengthened during April and May after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the
       euro, as well as on increased expectations of an interest rate hike in the near future by the European Central Bank.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under
       the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical
       simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $36 million and $50 million, respectively.

Primary Market	      September 30, 2007	   September 30, 2006
Risk Category		   Value at Risk		Value at Risk
Currency				  (3.20)%			    (2.95)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High      Low      Average
Currency   					(4.01)%	(2.79)%	(3.44)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular
       day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2007.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2007. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2007, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships
       between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At September 30, 2007, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2007, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the
       maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2007       By:/s/ Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.