Form 10-Q
period 2008-03-31
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2008-05-15
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007	.6

		Notes to Financial Statements (Unaudited)	7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	16-25

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	25-35

Item 4.	Controls and Procedures	35

Item 4T.	Controls and Procedures	..35


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	36

Item 5.	Other Information....................................36-38

Item 6.	Exhibits 	38



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
	       2008      	    2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	36,103,632     	    34,224,360
	Restricted cash	            -       		        836,349

	     Total cash	36,103,632	 35,060,709

	Net unrealized gain (loss) on open contracts  (MS&Co.)   	    1,725,012       	                  (393,917)

		Total Trading Equity    	37,828,644      	34,666,792

Interest receivable (MS&Co.)	31,952         	           70,792
Due from MS&Co.	          13,298	           17,409

	     Total Assets	   37,873,894          	       34,754,993

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	846,767	487,407
Accrued administrative expenses	139,821	118,118
Accrued management fees	       110,058	         101,024

	     Total Liabilities	    1,096,646	         706,549

Partners? Capital

Limited Partners (6,527.110 and
   6,939.595 Units, respectively)	36,197,832	 33,543,431
General Partner (104.479 Units)	        579,416	        505,013

	     Total Partners? Capital	   36,777,248	   34,048,444

	     Total Liabilities and Partners? Capital	   37,873,894  	     34,754,993

NET ASSET VALUE PER UNIT	        5,545.77	       4,833.63

The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
	   	    For the Quarters Ended March 31,


                                                                         		          2008    	     2007
                                                                               	                      $		       $
INVESTMENT INCOME
	Interest income (MS&Co.)		    147,611			      469,076


EXPENSES
	Management fees 	   	314,261 	408,709
	Brokerage commissions (MS&Co.)		273,661	363,310
	Common administrative expenses	    	      36,000	          44,000

		Total Expenses	                                                   	       623,922	         816,019

NET INVESTMENT LOSS	    (476,311)	      (346,943)

TRADING RESULTS
Trading profit (loss):
	Realized			3,231,798	(3,718,290)
	Net change in unrealized		    2,118,929	       (803,854)

		Total Trading Results                                           		    5,350,727	    (4,522,144)

NET INCOME (LOSS)                                                      	       4,874,416    	      (4,869,087)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                    4,800,013	 	 (4,810,631)
	General Partner             	        74,403	  	     (58,456)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                          712.14	 	     (559.49)
	General Partner                                            712.14	   	     (559.49)



			             Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	   6,842.085		   8,676.274


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2006	 8,897.859	 49,470,851	  587,791	50,058,642

Net Loss                                                                   ? 	  	(4,810,631)	(58,456)	(4,869,087)

Redemptions	    (451.229)	   (2,395,331)	           -    	   (2,395,331)

Partners? Capital,
   March 31, 2007                                              8,446.630	 	  42,264,889	    529,335	   42,794,224




Partners? Capital,
   December 31, 2007	 7,044.074	 33,543,431	  505,013	34,048,444

Net Income                                                                 ? 	  	4,800,013	74,403	4,874,416

Redemptions	    (412.485)	   (2,145,612)	           -    	   (2,145,612)

Partners? Capital,
   March 31, 2008                                              6,631.589	 	  36,197,832	    579,416	   36,777,248










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Quarters Ended March 31,

	      2008     	      2007
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	4,874,416	(4,869,087)
Noncash item included in net income (loss):
       Net change in unrealized                                                    	(2,118,929)   	803,854

(Increase) decrease in operating assets:
       Restricted cash 	836,349	(821,439)
       Interest receivable (MS&Co.)	38,840	14,502
       Due from MS&Co.	4,111	(152,003)

Increase (decrease) in operating liabilities:
       Accrued administrative expenses 	21,703              	         4,352
       Accrued management fees	          9,034	       (22,555)

Net cash provided by (used for) operating activities	   3,665,524	   (5,042,376)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (1,786,252)	   (2,841,662)

Net cash used for financing activities	   (1,786,252)	   (2,841,662)

Net increase (decrease) in unrestricted cash	   1,879,272	(7,884,038)

Unrestricted cash at beginning of period	    34,224,360	   49,580,010

Unrestricted cash at end of period	    36,103,632	  41,695,972








	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$

March 31, 2008, Partnership Net Assets:  $36,777,248


Foreign currency
  1,443,155
        3.92
    281,857
       0.77
 1,725,012






     Grand Total:
  1,443,155
        3.92
    281,857
       0.77
 1,725,012

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Gain



1,725,012



 (393,917)

December 31,  2007, Partnership Net Assets:  $34,048,444









Foreign currency
   (686,274)
       (2.02)
    292,357
       0.86
 (393,917)






     Grand Total:
   (686,274)
       (2.02)
    292,357
       0.86
 (393,917)

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Loss



 (393,917)















The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund IV L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Cornerstone Fund IV L.P. is a New York limited partnership organized in 1986 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund III L.P.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated
(?MS&Co.?).  MS&Co. also acts as the counterparty on all trading

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of foreign currency forward contracts. Demeter and MS&Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc. and Sunrise Capital Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.






       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains(losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $

Mar. 31, 2008	-	1,725,012	1,725,012	-	Jun. 2008
Dec. 31, 2007	-	      (393,917)	     (393,917)	-	Mar. 2008



       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts. With respect to the Partnership?s off-

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
         ?
 $   1,725,012
 n/a

 $  1,725,012

MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.
       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).
       Item 2. MANAGEMENT'S DISCUSSION
        AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $5,498,338 and expenses totaling $623,922, resulting in net income of $4,874,416 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $4,833.63 at December 31, 2007, to $5,545.77 at March 31,
2008.

The most significant trading gains of approximately 5.9%, 4.7%, 1.2%, and 1.0% respectively, were experienced throughout the quarter from long positions in the euro, Swiss franc, Chilean peso, and Swedish krona versus the U.S. dollar as the value of the U.S. dollar moved lower against its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. In addition, the value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. During March, the value of the U.S. dollar continued to decline following news of weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. Lastly, the value of the U.S. dollar was pulled lower due to several interest rate cuts by the U.S. Federal Reserve, as
       well as indications that interest rates may continue to decline. Additional gains of approximately 1.2% were achieved from short positions in the South African rand relative to the U.S. dollar as the value of the South African rand reversed lower against most of its major rivals during February and March amid pessimism about the long-term status of the South African economy. A portion of these gains for the quarter was offset by losses of approximately 0.8% from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened throughout the quarter after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the central bank had significant concerns about accelerating inflation in the United Kingdom. Furthermore, the value of the British pound moved higher against the U.S. dollar after the Bank of England decided to hold interest rates steady. Additional losses of approximately 0.4% were incurred during January and March from both long and short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction due to conflicting economic data out of New Zealand. Losses of approximately 0.3% were recorded from short positions in the Japanese yen versus the U.S. dollar as the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry trade positions. Further losses were incurred from newly established long positions in the
       Japanese yen versus the U.S. dollar as the value of the
Japanese yen reversed lower during February following comments from the Bank of Japan that the Japanese economy may be slowing. Lastly, losses of approximately 0.3% were experienced primarily during February and March from short positions in the Indian rupee versus the U.S. dollar as the value of the U.S. dollar fell amid the aforementioned reasons regarding negative U.S. economic data. Conversely, the value of the Indian rupee increased after a government report showed accelerating inflation in India, thereby increasing speculation that the Reserve Bank of India may not cut interest rates in the near-future.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(4,053,068) and expenses totaling $816,019, resulting in a net loss of $4,869,087 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $5,625.92 at December 31, 2006, to $5,066.43 at March 31,
2007.

The most significant trading losses of approximately 3.9% were experienced from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar as the
       value of the South African rand strengthened relative to the U.S. dollar at the beginning of March on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere, losses of approximately 2.3% were recorded during February and early March from long positions in the British pound versus the U.S. dollar as the value of the British pound weakened against the U.S. dollar after a report showed U.K. services growth had slowed in January and on speculation that the Bank of England would not continue to increase interest rates in the near-term. Additional losses of approximately 1.2% and 1.1% respectively, were experienced from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar during January as the value of the U.S. dollar moved higher against these currencies after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near term. Newly established short positions in the New Zealand dollar versus the U.S. dollar resulted in losses during February as the value of the New Zealand dollar moved higher in tandem with rising commodity prices. During March, losses were incurred from both short and long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved without consistent direction throughout the month. Meanwhile, losses of approximately 1.1% were recorded from short positions in the Mexican peso versus the U.S. dollar during March as the Mexican peso strengthened on increased speculation of an interest rate
       hike from the Bank of Mexico.  Smaller losses of
approximately 1.0% were experienced during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Elsewhere in the currency markets, losses of approximately 0.6%, 0.5%, and 0.4% respectively, were experienced from both short and long positions in the Polish zloty, Norwegian krone, and Czech koruna versus the U.S. dollar as the value of these currencies moved in a trendless manner throughout a majority of the quarter. Finally, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 0.2% during February as the value of the Swiss franc also reversed higher against the U.S. dollar due to speculation of a narrowing interest rate differential. A portion of these losses for the quarter was offset by gains of approximately 1.3% and 0.4% respectively, primarily during February and March from long positions in the Brazilian real and Singapore dollar versus the U.S. dollar as the value of these currencies finished higher against the U.S. dollar after the U.S. Federal Reserve kept the benchmark interest rate
       steady and indicated that rates would not likely increase in the near-term. Further gains of approximately 0.1% were experienced from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar during March amid a record U.S. trade deficit and indications from European Central Bank council member Klaus Liebscher that interest rates in the Euro-Zone could increase further.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR
       would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $37 million and $43 million, respectively.

Primary Market	        March 31, 2008	     March 31, 2007
Risk Category		   Value at Risk		Value at Risk
Currency				  (2.10)%			    (3.74)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Currency   					(3.20)%	(1.76)%	 (2.46)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
       However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the
       Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at March 31, 2008.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following was the only trading risk exposure of the
Partnership at March 31, 2008. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at March 31, 2008, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2008, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2008, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, in a multi-manager Partnership, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership invest-ment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES
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
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk
       Officer of Global Wealth Management Group from September
2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2008            By:/s/ Christian Angstadt

                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

- 10 -



- 5 -