Form 10-Q
period 2008-06-30
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2008-08-14
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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






(Former name, former address and former fiscal year, if changed since last report)


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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007	.6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	15-27

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	27-37

Item 4.	Controls and Procedures	37-38

Item 4T.	Controls and Procedures	..38


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	39

Item 5.	Other Information....................................39-40

Item 6.	Exhibits 	41


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
	       2008      	    2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	33,366,817     	    34,224,360
	Restricted cash	          ?     		        836,349

	     Total cash	   33,366,817	 35,060,709

	Net unrealized gain (loss) on open contracts  (MS&Co.)   	       746,064       	                  (393,917)

		Total Trading Equity    	34,112,881      	34,666,792

Interest receivable (MS&Co.)	42,646         	           70,792
Due from MS&Co.	               693	           17,409

	     Total Assets	      34,156,220       	       34,754,993

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	505,357	487,407
Accrued administrative fees payable	119,806	118,118
Accrued management fees	          99,273	         101,024

	     Total Liabilities	        724,436	         706,549

Partners? Capital

Limited Partners (6,212.312  and
   6,939.595 Units, respectively)	32,878,826	 33,543,431
General Partner (104.479 Units)	         552,958	        505,013

	     Total Partners? Capital	    33,431,784	   34,048,444

	     Total Liabilities and Partners? Capital	    34,156,220  	     34,754,993

NET ASSET VALUE PER UNIT	        5,292.53	       4,833.63

The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
                     For the Three Months	                       For the Six Months
  	                  Ended June 30,     	                          Ended June 30,

                                 2008   	        2007    	      2008   	    2007
                              $	           $	         $	 $
INVESTMENT INCOME
	Interest income (MS&Co.)        	       112,822	        402,827      	      260,433                 871,903


EXPENSES
	Management fees	                                                   299,235	 402,359	613,496 		811,068
	Brokerage fees (MS&Co.)	181,698	398,463  	455,359		761,773
	Administrative expenses	       33,000 	               43,000       	     69,000 	 	           87,000

		   Total Expenses 	            513,933        	      843,822        	   1,137,855		   1,659,841

NET INVESTMENT LOSS 	    (401,111)     	      (440,995)   	      (877,422)		    (787,938)


TRADING RESULTS
Trading profit (loss):
	Realized	                                              (320,541)	  4,689,939    	2,911,257		971,649
	Net change in unrealized	   (978,948)       	      391,313    	   1,139,981	               (412,541)

		  Total Trading Results	              (1,299,489)	   5,081,252      	    4,051,238		      559,108


NET INCOME (LOSS)	     (1,700,600)      	   4,640,257      	    3,173,816		   (228,830)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,674,142)	4,582,356     	3,125,871	        	(228,275)
	General Partner 	(26,458)	57,901	47,945		(555)


NET INCOME (LOSS) PER UNIT

	Limited Partners         	(253.24)                554.18	  	458.90    	      (5.31)
	General Partner              	(253.24)                554.18	   	458.90  	      (5.31)

			                                                                       Units                   Units	Units	          Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 6,471.315		8,211.977		6,660.287	8,443.767

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2006	 8,897.859	 49,470,851	  587,791	50,058,642

Net Loss                                                                   ? 	  	(228,275)	(555)	(228,830)

Redemptions	     (900.700)	   (4,880,863)	                   ?      	   (4,880,863)

Partners? Capital,
   June 30, 2007                                                7,997.159	 	  44,361,713	    587,236	   44,948,949





Partners? Capital,
   December 31, 2007	 7,044.074	 33,543,431	  505,013	34,048,444

Net Income                                                                   ? 	  	3,125,871	47,945	3,173,816

Redemptions	     (727.283)	   (3,790,476)	                   ?      	   (3,790,476)

Partners? Capital,
   June 30, 2008                                               6,316.791	 	  32,878,826	    552,958	   33,431,784









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
,s>			<c>	<c>
Net income (loss) 	3,173,816	(228,830)
Noncash item included in net income (loss):
       Net change in unrealized                                                    	   (1,139,981)	412,541

(Increase) decrease in operating assets:
       Restricted cash 	836,349	(68,857)
       Interest receivable (MS&Co.)	28,146	28,157
       Due from MS&Co.	16,716	(46,046)

Increase (decrease) in operating liabilities:
       Accrued administrative expenses	         1,688	       11,521
       Accrued management fees 	             (1,751)	         (16,728)

Net cash provided by operating activities	    2,914,983	        91,758


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (3,772,526)	   (5,489,723)

Net cash used for financing activities	   (3,772,526)	   (5,489,723)

Net decrease in unrestricted cash	   (857,543)	(5,397,965)

Unrestricted cash at beginning of period	   34,224,360	   50,007,010

Unrestricted cash at end of period	   33,366,817	  44,609,045








	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$

June 30, 2008, Partnership Net Assets:  $33,431,784


Foreign currency
  1,024,744
        3.06
 (278,680)
      (0.83)
  746,064






     Grand Total:
  1,024,744
        3.06
 (278,680)
      (0.83)
 746,064

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Gain



   746,064



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

June 30, 2008

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The commodity broker is Morgan Stanley
& Co. Incorporated (?MS&Co.?).  MS&Co. also acts as the

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty on all trading of foreign currency forward contracts. Demeter and MS&Co. are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John
W. Henry & Company, Inc. and Sunrise Capital Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

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

The net unrealized gains(losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $
Jun. 30, 2008	-	746,064	746,064	-	Sep. 2008
Dec. 31, 2007	-	      (393,917)	     (393,917)	-	Mar. 2008


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



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June 30, 2008:  <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




   Total

Unrealized gain on open contracts
         ?
             $746,064
 n/a

         $746,064


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage fees, and administrative expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,186,667) and expenses totaling $513,933, resulting in a net loss of $1,700,600 for the three months ended
June 30, 2008. The Partnership?s net asset value per Unit decreased from $5,545.77 at March 31, 2008, to $5,292.53 at June 30, 2008.

The most significant trading losses of approximately 1.8%, 0.7%, 0.3%, respectively, were experienced from long positions in the Swiss franc, Japanese yen, and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies during April after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs unexpectedly increased in March. During the latter part of May, further losses were incurred from long positions in the Swiss franc and euro versus the U.S. dollar as the values of the Swiss franc and euro fell following weaker-than-expected German consumer confidence data. Additional losses of approximately 1.2% were incurred during April from short positions in the South African rand versus the
       U.S. dollar as the value of the South African rand
increased amid strong economic data out of South Africa. Losses of approximately 0.7% were recorded throughout the quarter from both long and short positions in the New Zealand dollar against the U.S. dollar as the value of the New Zealand dollar moved without consistent direction amid conflicting economic data out of New Zealand. Lastly, losses of approximately 0.4% were incurred, primarily during April and June, from short positions in the British pound versus the U.S. dollar as the value of the British pound increased amid speculation that the Bank of England may slow the pace of interest rate cuts amid concerns of accelerating global inflation. A portion of the Partnership?s losses in the second quarter was offset by gains of approximately 0.5%, 0.4%, and 0.4%, respectively, primarily during May, from long positions in the Australian dollar, Mexican peso, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to a drop in U.S. consumer confidence. Additional gains of approximately 0.4% were achieved during May from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. Gains of approximately 0.4% were experienced, primarily during May and June, from short positions in the Indian rupee against the U.S. dollar as the value of the Indian rupee moved lower after a report showed industrial production in India expanded at the slowest pace in six years.
       The Partnership recorded total trading results including interest income totaling $4,311,671 and expenses totaling $1,137,855, resulting in net income of $3,173,816 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $4,833.63 at December 31, 2007, to $5,292.53 at June 30, 2008.

The most significant trading gains of approximately 5.6%, 2.8%, 0.9%, 0.8%, 0.7%, and 0.6%, respectively, were experienced, primarily during January, February, March, and June, from long positions in the euro, Swiss franc, Swedish krona, Singapore dollar, Czech koruna, and Australian dollar as the value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of the U.S. Meanwhile, gains of approximately 1.0% were experienced during February from long positions in the Chilean peso versus the U.S. dollar as the value of the U.S. dollar declined due to the aforementioned concerns of a possible economic recession. Newly established short positions in the Chilean peso versus the U.S. dollar recorded gains during May and June as the value of the Chilean peso declined due to weaker-than-expected economic data out of Chile. Additional gains of approximately 0.8% were achieved, primarily during January, March, April, and May, from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. A portion of the Partnership?s gains in the
       first six months was offset by losses of approximately
1.2% from short positions in the British pound versus the U.S. dollar as the value of the British pound strengthened throughout January, February, March, and April after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the Central Bank had significant concerns about rising inflation in the United Kingdom. Additional losses of approximately 1.1% were incurred throughout the first six months of the year from both long and short positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction due to conflicting economic data out of New Zealand. Losses of approximately 1.0% were recorded from short positions in the Japanese yen versus the U.S. dollar as the Japanese yen strengthened during January after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry trade positions. Further losses were incurred from newly established long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower during February and April following comments from the Bank of Japan that the Japanese economy may be slowing.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $5,484,079 and expenses totaling $843,822, resulting in net income of $4,640,257 for the three months ended
       June 30, 2007.  The Partnership?s net asset value per Unit increased from $5,066.43 at March 31, 2007, to $5,620.61 at June
30, 2007.

The most significant trading gains of approximately 6.4% were experienced during April, May, and June from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to the U.S. dollar in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Further gains of approximately 2.2%, 1.8%, 1.7%, and 1.3%, respectively, were experienced throughout the quarter from long positions in the Australian dollar, New Zealand dollar, Brazilian real, and British pound versus the U.S. dollar as the value of the U.S. dollar weakened against its major rivals. During April and June, the value of the U.S. dollar moved lower relative to the Australian dollar, New Zealand dollar, and British pound leading up to and after the U.S. Federal Reserve?s decision to leave interest rates unchanged. Furthermore, strong economic data out of Australia, New Zealand, and the United Kingdom added to growing investor sentiment that these respective Central Banks would raise interest rates in order to combat inflation, thus pushing the value of those currencies higher relative to the U.S. dollar. A portion of the
       Partnership?s gains in the second quarter was offset by losses of approximately 1.8% and 0.4%, respectively, from short positions in the South African rand and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during April amid speculation that the U.S. Federal Reserve would cut interest rates. During May, newly established long positions in the South African rand versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed higher after stronger-than-expected U.S. economic data regarding service industries and worker productivity eased concerns of a slowdown in the U.S. economy. Additional losses were recorded from both short and long positions in the South African rand versus the U.S. dollar during June as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar experienced losses as the value of the Swiss franc moved higher during the second half of June after the Swiss National Bank indicated that it might take action to prevent inflation from accelerating in Switzerland. Elsewhere, long positions in the Singapore dollar versus the U.S. dollar resulted in losses of approximately 0.5% primarily during April as the value of the Singapore dollar fell on news that the Monetary Authority of Singapore might curb appreciation of its currency after it reached a nine-year high in April. Lastly, losses of approximately 0.2% were incurred from both short and long positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved without consistent direction throughout a majority of the quarter amid uncertainty regarding the direction of the Norwegian economy.

The Partnership recorded total trading results including interest income totaling $1,431,011 and expenses totaling $1,659,841, resulting in a net loss of $228,830 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit decreased from $5,625.92 at December 31, 2006, to $5,620.61 at June 30,
2007.

The most significant trading losses of approximately 5.6% recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved without consistent direction throughout a majority of January. Further losses were incurred from short positions in the South African rand versus the U.S. dollar during March and April as the value of the rand strengthened relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. During May and June, further losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Additional losses of approximately 1.2% were recorded from short positions in the Mexican peso versus the U.S. dollar
       as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 1.0% were experienced during February, March, and May from long positions in the British pound versus the U.S. dollar as the value of the pound weakened after a report showing U.K. services growth had slowed in January, as well as political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in June 2007. Elsewhere, short positions in the Norwegian krone versus the U.S. dollar resulted in losses of approximately 0.7% during January as the value of the krone strengthened relative to the U.S. dollar after strong economic data was reported out of Norway. Newly established long positions in the Norwegian krone versus the U.S. dollar incurred additional losses as the value of the U.S. dollar reversed higher during May after stronger-than-expected U.S. economic data eased concerns of a slowdown in the economy of the United States. During June, losses were recorded from both short and long positions in the Norwegian krone versus the U.S. dollar as the value of the krone moved without consistent direction due to uncertainty regarding the status of the Norwegian economy. Lastly, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately
       0.6% during February, April, and June as the value of the
Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 5.3% were experienced from short positions in the Japanese yen versus the U.S. dollar during January, April, May, and June as the value of the yen weakened amid speculation that the Bank of Japan would not raise interest rates. Additional gains of approximately 3.0% were recorded during February, March, and May from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved higher amid speculation that the Central Bank of Brazil would continue raising interest rates. During February, April, and June, long positions in the Australian dollar and New Zealand dollar versus the U.S. resulted in gains of approximately 1.1% and 0.6%, respectively, as the value of these currencies moved higher in tandem with rising commodity prices. Additionally, strong economic data out of the Australia and New Zealand added to growing investor sentiment that the Reserve Bank of Australia and the Reserve Bank of New Zealand would raise interest rates in order to combat rising inflation in the near future.




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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward
       currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $33 million and $45 million, respectively.

Primary Market	        June 30, 2008	     June 30, 2007
Risk Category		   Value at Risk		Value at Risk
Currency				  (1.65)%			    (2.79)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.
       Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency   					(3.20)%	(1.65)%	 (2.18)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at June 30, 2008.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following was the only trading risk exposure of the Partnership at June 30, 2008. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at June 30, 2008, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of
       currencies.  At June 30, 2008, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2008, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

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
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be
       waived, given the absence of any further futures trading by the Partnership.

Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets are anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin was confirmed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales was confirmed as a principal of Demeter by the National Futures Association on June 23, 2008.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2008         By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.