Form 10-Q
period 2008-09-30
MORGAN STANLEY CORNERSTONE FUND IV L.P.
filed 2008-11-14
CIK 808373

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007	...2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007	.6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	15-27

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	27-37

Item 4.	Controls and Procedures	37-38

Item 4T.	Controls and Procedures	..38


PART II. OTHER INFORMATION

Item 1A.Risk Factors 	39

Item 5.	Other Information	39-40

Item 6.	Exhibits 	40-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
	       2008      	    2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	29,667,859     	    34,224,360
	Restricted cash	        559,838		        836,349

	     Total cash	   30,227,697	 35,060,709

	Net unrealized loss on open contracts  (MS&Co.)   	     (189,072)       	                  (393,917)

		Total Trading Equity    	30,038,625      	34,666,792

Interest receivable (MS&Co.)	29,523         	           70,792
Due from MS&Co.	           2,401	           17,409

	     Total Assets	  30,070,549          	       34,754,993

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	3,144,494	487,407
Accrued administrative fees payable	115,727	118,118
Accrued management fees	         87,368	         101,024

	     Total Liabilities	    3,347,589	         706,549

Partners? Capital

Limited Partners (4,930.997 and
   6,939.595 Units, respectively)	26,168,496	 33,543,431
General Partner (104.479 Units)	        554,464	        505,013

	     Total Partners? Capital	     26,722,960	   34,048,444

	     Total Liabilities and Partners? Capital	    30,070,549  	     34,754,993

NET ASSET VALUE PER UNIT	         5,306.94	       4,833.63

The accompanying notes are an integral part of these financial statements. </table>


	       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
                                 For the Three Months	                        For the Nine Months
  	                  Ended September 30,     	         Ended September 30,

                            2008   	        2007    	        2008   	    2007
                            $	            $	             $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)   	      105,343	        353,389               365,776            1,225,292


EXPENSES
	Management fees	                                                   276,893	 341,026	890,389 		1,152,094
	Brokerage fees (MS&Co.)	214,466	434,175  	669,825		1,195,948
	Common administrative expenses	      30,000 	               42,000       	       99,000	 	       129,000

		   Total Expenses 	    521,359       	       817,201            1,659,214	   2,477,042

NET INVESTMENT LOSS 	        (416,016)	      (463,812)   	      (1,293,438)	 (1,251,750)


TRADING RESULTS
Trading profit (loss):
	Realized	                                              1,390,175	 (5,776,864)    	      4,301,432		(4,805,215)
	Net change in unrealized	    (935,136)       	        43,734    	          204,845	               (368,807)

		  Total Trading Results	               455,039	  (5,733,130)          4,506,277		 (5,174,022)


NET INCOME (LOSS)	       39,023       	   (6,196,942)         3,212,839		  (6,425,772)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	37,517	(6,115,536)     	3,163,388	        	(6,343,811)
	General Partner 	1,506	(81,406)	49,451		(81,961)


NET INCOME (LOSS) PER UNIT

	Limited Partners         	14.41               (779.16)	    473.31   	   	   (784.47)
	General Partner              	14.41               (779.16)	    473.31 	  	    (784.47)

			                                                                       Units                   Units	Units	          Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 5,757.653  		7,761.467	  6,333.583		8,215.508


	The accompanying notes are an integral part of these financial statements. </table>

       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)




	 Units of
	   Partnership	Limited	  General
	   Interest   	Partners	   Partner  	     Total
		$	$	$
Partners? Capital,
   December 31, 2006	 8,897.859	 49,470,851	  587,791	50,058,642

Net Loss                                                                   ? 	  	(6,343,811)	(81,961)	(6,425,772)

Redemptions                            (1,365.344)        (7,164,578)	                   ?        (7,164,578)

Partners? Capital,
   September 30, 2007	                                    7,532.515	   35,962,462	     505,830	    36,468,292





Partners? Capital,
   December 31, 2007	 7,044.074	 33,543,431	  505,013	34,048,444

Net Income                                                              ? 	  	3,163,388	49,451	3,212,839

Redemptions                           (2,008.598)       (10,538,323)	                  ?       (10,538,323)

Partners? Capital,
   September 30, 2008	                                    5,035.476	   26,168,496	     554,464	    26,722,960









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND IV L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	3,212,839	(6,425,772)
Noncash item included in net income (loss):
       Net change in unrealized                                                    	   (204,845)	368,807

(Increase) decrease in operating assets:
       Restricted cash	276,511	?
       Interest receivable (MS&Co.)	41,269	61,681
       Due from MS&Co.	15,008	(58,577)

Decrease in operating liabilities:
       Accrued administrative expenses 	   (2,391)	         (41,888)
       Accrued management fees	                 (13,656)	        (18,241)

Net cash provided by (used for) operating activities	      3,324,735	   (6,113,990)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (7,881,236)	   (7,894,040)

Net cash used for financing activities	   (7,881,236)	   (7,894,040)

Net decrease in unrestricted cash	   (4,556,501)	(14,008,030)

Unrestricted cash at beginning of period	    34,224,360	   50,007,010

Unrestricted cash at end of period	   29,667,859	  35,998,980









	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CORNERSTONE FUND IV L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Loss

Percentage of
   Net Assets
    Short
Unrealized
     Gain

Percentage of
  Net Assets
        Net
Unrealized
       Loss

$
%
$
%
$

September 30, 2008, Partnership Net Assets:  $26,722,960


Foreign currency
   (743,455)
       (2.78)
   554,383
       2.07
 (189,072)






     Grand Total:
   (743,455)
       (2.78)
   554,383
       2.07
 (189,072)

     Unrealized Currency Gain/(Loss)





         ?

     Total Net Unrealized Loss



(189,072)





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






       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Cornerstone Fund IV L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Cornerstone Fund IV L.P. is a New York limited partnership organized in 1986 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund III L.P.

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

The net unrealized losses on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                     Net Unrealized Losses
                        on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                     $          $            $
Sep. 30, 2008	-	      (189,072)	     (189,072)	-	Oct. 2008
Dec. 31, 2007	-	      (393,917)	     (393,917)	-	Mar. 2008


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



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for

       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of September 30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




   Total

Unrealized loss on open contracts
?
           $(189,072)
 n/a

          $(189,072)


       MORGAN STANLEY CORNERSTONE FUND IV L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

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

       Item 2.  MANAGEMENT?S DISCUSSION

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, brokerage fees, and administrative expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $560,382 and expenses totaling $521,359, resulting in net income of $39,023 for the three months ended
September 30, 2008. The Partnership?s net asset value per Unit increased from $5,292.53 at June 30, 2008, to $5,306.94 at
September 30, 2008.

The most significant trading gains of approximately 1.2%, 1.1%, 0.8%, 0.6%, 0.5%, 0.4%, and 0.4%, respectively, were recorded primarily during August and September from short positions in the New Zealand dollar, Australian dollar, Taiwan dollar, Brazilian real, Korean won, Norwegian krone, and British pound versus the U.S. dollar. Such gains were achieved as the value of the U.S. dollar moved higher against most of its rivals after U.S. consumer confidence increased in August for a second consecutive month and the U.S. Commerce Department reported a higher-than-previously-estimated increase in Gross Domestic Product during the second quarter. Furthermore, the value of the U.S. dollar moved higher in September amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent fears of a global recession. Additional gains of approximately 1.2% were experienced during July and August from short positions in the
       Japanese yen versus the U.S. dollar as the value of the
Japanese yen fell relative to the U.S. dollar after Japan's government downgraded its assessment of the economy to "worsening," indicating that the six-year expansion of Japan's economy might have ended. A portion of the Partnership?s gains in the third quarter was offset by losses of approximately 3.0%, 2.2%, and 0.6%, respectively, experienced throughout the quarter from long positions in the euro, Swiss franc, and South African rand versus the U.S. dollar as the value of the U.S. dollar strengthened relative to these currencies following the aforementioned news of better-than-expected U.S. economic data, and amid a worldwide "flight-to-quality". Meanwhile, the value of the euro decreased sharply relative to the U.S. dollar after the European Central Bank left its benchmark interest rate unchanged during August and signaled that it might not raise interest rates in the future due to slowing economic growth in the Euro-Zone.

The Partnership recorded total trading results including interest income totaling $4,872,053 and expenses totaling $1,659,214, resulting in net income of $3,212,839 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $4,833.63 at December 31, 2007, to $5,306.94 at September 30, 2008.

The most significant trading gains of approximately 2.4%, 1.8%, 1.1%, 1.0%, and 0.8%, respectively, were experienced throughout the first half of the year from long positions in the euro,
       Australian dollar, Singapore dollar, Brazilian real, and
Taiwan dollar versus the U.S. dollar as the value of the U.S. dollar weakened against most of its rivals after reports showed U.S. consumer confidence at a 16-year low, a rise in unemployment, and weaker-than-expected retail sales data. Further gains were achieved during August and September from short positions in the Australian dollar, Singapore dollar, Brazilian real, and Taiwan dollar versus the U.S. dollar as the value of the U.S. dollar increased relative to these currencies following the aforementioned news of better-than-expected U.S. economic data, and amid a worldwide "flight-to-quality". Additional gains of approximately 1.3% were achieved throughout the majority of the first nine months of the year from short positions in the Korean won versus the U.S. dollar as the value of the Korean won fell against the U.S. dollar amid concerns of a rising Current-Account deficit out of Korea. Meanwhile, gains of approximately 1.1% were experienced during February from long positions in the Chilean peso versus the U.S. dollar as the value of the U.S. dollar declined against the Chilean peso due to the aforementioned concerns of a possible economic recession in the U.S. Newly established short positions in the Chilean peso versus the U.S. dollar recorded additional gains during May, June, and September as the value of the Chilean peso declined against the U.S. dollar due to weaker-than-expected economic data out of Chile. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 0.8%
       from short positions in the British pound versus the U.S.
dollar as the value of the British pound strengthened against the U.S. dollar throughout January, February, March, and April after retail sales in the United Kingdom unexpectedly increased and minutes from the Bank of England indicated the Central Bank had significant concerns about rising inflation in the United Kingdom. Elsewhere, losses of approximately 0.7% were incurred during April from short positions in the South African rand versus the U.S. dollar as the value of the South African rand increased relative to the U.S. dollar amid strong economic data out of South Africa. Further losses were recorded during August and September from newly established long positions in the South African rand versus the U.S. dollar as the value of the U.S. dollar moved higher against the South African rand.


For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(5,379,741) and expenses totaling $817,201, resulting in a net loss of $6,196,942 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $5,620.61 at June 30, 2007, to $4,841.45 at
September 30, 2007.

The most significant trading losses of approximately 5.3% were experienced during July and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese
       yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions. Also pushing the value of the Japanese yen higher were expectations that a Japanese Ministry of Finance report would show Japan?s trade surplus widened in June. Additional losses of approximately 2.1% were recorded during July and August from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the quarter. Further losses of approximately 1.7%, 1.5%, and 0.9%, respectively, were incurred primarily during August from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals as extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Elsewhere, losses of approximately 1.4% were recorded throughout the quarter from both short and long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved inconsistently due to investors? uncertainty regarding the future interest rate policy of the Swiss National Bank. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 1.5%, 0.7%, and 0.7%, respectively, experienced primarily during September from long positions in the euro, Norwegian krone, and Swedish krona versus the U.S. dollar as the
       value of the U.S. dollar declined relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007 meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term, while the value of the Norwegian krone increased in tandem with rising energy prices.


The Partnership recorded total trading results including interest income totaling $(3,948,730) and expenses totaling $2,477,042, resulting in a net loss of $6,425,772 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $5,625.92 at December 31, 2006, to $4,841.45 at September 30, 2007.


The most significant trading losses of approximately 7.6% were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses of approximately 2.0% primarily during February, March, July, and August as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland. Losses of approximately 1.9% were recorded from short positions in the
       Mexican peso versus the U.S. dollar as the value of the
Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June, July, and August from newly established long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower leading up to and after the Bank of Mexico?s decision to hold interest rates steady at 7.25%. Additional losses of approximately 1.9% were experienced during February, March, and May from long positions in the British pound versus the U.S. dollar as the value of the pound weakened after a report showed U.K. services growth had slowed and amid political uncertainty in the United Kingdom after British Prime Minister Tony Blair announced he would step down in June 2007. During August, long positions in the British pound versus the U.S. dollar recorded further losses as the value of the U.S. dollar reversed higher against the British pound amid stronger demand for U.S. dollar-denominated government bonds resulting from extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans. Losses continued during September from newly established short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar moved lower relative to the British pound leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007 meeting. Smaller losses of approximately 1.1% and 0.5%, respectively, were recorded primarily during August from long
       positions in the New Zealand dollar and Indian rupee
versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding U.S. sub-prime mortgage losses. Finally, losses of approximately 0.2% were incurred during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. During July and August, short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming "riskier" assets funded by loans in Japan. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 2.5% recorded throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently strong economic data out of Brazil led to investor sentiment that the Central Bank of Brazil would continue
       raising interest rates.  Elsewhere, gains of approximately
1.5% were experienced primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further. During September, additional gains were experienced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term. Smaller gains of approximately 0.6% were recorded during April, June, July, and September from long positions in the Swedish krona versus the U.S. dollar as the value of the Swedish krona moved higher amid consistently strong economic data out of Sweden.


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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations)
       and re-values its portfolio (using delta-gamma
approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $27 million and $36 million, respectively.

Primary Market	      September 30, 2008	   September 30, 2007
Risk Category		    Value at Risk		Value at Risk
Currency				  (1.42)%			    (3.20)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency   					(2.10)%	(1.42)%	(1.73)%

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

The VaR tables provided present the results of the Partnership?s VaR for its market risk exposures at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. The Partnership did not have any foreign currency balances at September 30, 2008.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 107% of the Partnership?s net asset value. A decline in short-term interest rates would
       result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical
       price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the only trading risk exposure of the Partnership at September 30, 2008. It may be anticipated, however, that market exposure will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2008, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At September 30, 2008, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2008, there was no non-trading risk exposure because the Partnership did not have any foreign currency balance.

The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different trading approaches through the selection of Commodity Trading Managers and by daily monitoring their performance. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership invest-ment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined
       in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.

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
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets are anticipated to be made on or about December 15, 2008.

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



                        Morgan Stanley Cornerstone Fund IV L.P.
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2008       By:/s/ Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.